Form 10-Q
period 2024-09-30
Cayson Acquisition Corp
filed 2024-11-06
CIK 2024203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-42280

Cayson Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

205 W 37th St, New York, NY	10018
(Address of principal executive offices)	(Zip code)

(203) 998-5540

(Issuer’s telephone number including area code)

420 Lexington Ave, Suite 2446, New York, NY 10170

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	CAPNU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	CAPN	The Nasdaq Stock Market LLC
Rights, each entitling the holder to one-tenth of one ordinary share upon the completion of the Company’s initial business combination	CAPNR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 6, 2024, the registrant had 7,830,000 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CAYSON ACQUISITION CORP

BALANCE SHEET (UNAUDITED)

September 30, 2024
ASSETS
Current Assets
Cash	$575,870
Prepaid expenses – current portion	114,640
Total Current Assets	690,510
Prepaid expenses - non-current portion	90,782
Investment held in Trust Account	60,056,234
Total Non-current Assets	60,147,016
Total Assets	$60,837,526

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$65,000
Accrued expenses	29,250
Total Current Liabilities	94,250
Deferred underwriting commission payable	2,100,000
Total Liabilities	2,194,250

Commitments and contingencies
Ordinary shares subject to possible redemption (6,000,000 shares at a redemption value of $10.01 per share)	60,056,234

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,055,000 shares issued and outstanding (excluding 6,000,000 shares subject to redemption) (1)	206
Additional paid-in capital	-
Accumulated deficit	(1,413,164)

Total Shareholders’ Deficit	(1,412,958)
Total Liabilities and Shareholders’ Deficit	$60,837,526

(1)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture if the remaining over-allotment option is not exercised in full or in part by the underwriters (see Note 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2024	For the Period from May 27, 2024 (Inception) Through September 30, 2024

Formation and operating costs	$87,519	$147,438
Loss from operations	(87,519)	(147,438)

Other Income:
Bank interest income	7	7
Interest earned on investments held in trust account	56,234	56,234
Total other income	56,241	56,241

Net loss	$(31,278)	$(91,197)

Weighted average shares outstanding, ordinary shares subject to possible redemption	521,739	377,953
Basic and diluted net income per share, ordinary shares subject to redemption	$0.07	$0.08
Weighted average shares outstanding, ordinary shares, non-redeemable (1)	1,845,000	1,809,961
Basic and diluted net loss per share, ordinary shares, non-redeemable	$(0.04)	$(0.07)

(1)	Includes an aggregate of up to 225,000 ordinary shares subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriters (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of May 27, 2024 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to Sponsor	1,725,000	173	24,827	-	25,000
Shares Issued to EBC	100,000	10	131,990	-	132,000
Net loss	-	-	-	(59,919)	(59,919)
Balance as of June 30, 2024	1,825,000	183	156,817	(59,919)	97,081

Proceeds from sale of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from sale of 230,000 private units	230,000	23	2,299,977	-	2,300,000
Allocation of offering costs to ordinary shares subject to possible redemption	-	-	(3,722,527)	-	(3,722,527)
Initial classification of ordinary shares subject to redemption to temporary equity	(6,000,000)	(600)	(59,279,400)	-	(59,280,000)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,974,257	-	3,974,257
Accretion of additional paid in capital to accumulated deficit	-	-	(3,427,524)	(1,265,733)	(4,694,257)
Subsequent measurement of common stock subject to possible redemption	-	-	-	(56,234)	(56,234)
Net loss	-	-	-	(31,278)	(31,278)
Balance as of September 30, 2024	2,055,000	$206	$-	$(1,413,164)	$(1,412,958)

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Period from May 27. 2024 (Inception) Through September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(56,234)
Changes in operating assets and liabilities:
Accrued offering costs	65,000
Accrued expenses	29,250
Prepaid expense	(205,421)
CASH USED IN OPERATING ACTIVITIES	(258,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	(60,000,000)
CASH USED IN INVESTING ACTIVITIES	(60,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of EBC Founders Share	1,450
Proceeds from initial public offering	60,000,000
Proceeds from private placement	2,300,000
Payment of underwriter’s discount	(1,200,000)
Borrowings from related party	261,317
Repayment of borrowings from related party	(261,317)
Payment of offering costs	(266,978)
CASH PROVIDED BY FINANCING ACTIVITIES	60,834,472

NET INCREASE IN CASH	575,870
CASH AT BEGINNING OF THE PERIOD	-
CASH AT PERIOD END	$575,870

Supplemental disclosure of cash flow information:
Issuance of founder shares in exchange for deferred offering costs	$25,000
Fair value of EBC Founder Shares charged to deferred offering costs	$130,550
Allocation of offering costs to ordinary shares subject to redemption	$3,974,257
Allocation of offering costs to ordinary shares subject to possible redemption	$3,722,527
Initial classification of ordinary shares subject to redemption to temporary equity	$59,280,000
Accretion of additional paid in capital to accumulated deficit	$4,694,257
Accretion of subsequent measurement of ordinary shares subject to possible redemption	$56,234

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

Notes to the financial statements (UNAUDITED)

NOTE 1  — ORGANIZATION AND BUSINESS OPERATIONS

Organizational and General

Cayson Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on May 27, 2024. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business with one or more businesses (the “Business Combination”).

The  Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsors are Yawei Cao and Cayson Holding LP, a Delaware limited partnership (the “Sponsors”). As of September 30, 2024, the Company had not commenced any operations. All activity for the period from May 27, 2024 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO (the “Registration Statement”) was declared effective on September 19, 2024. On September 23, 2024, the Company consummated the IPO of 6,000,000 units, (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $60,000,000, which is described in Note 3, and the sale of 230,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors, that was closed simultaneously with the IPO.

Transaction costs amounted to $3,722,528 (net of $300,000 underwriters cash reimbursement of deferred offering cost), consisting of $1,200,000 of cash underwriting fees, $2,100,000 of deferred underwriting commission and $422,528 (net of $300,000 underwriters cash reimbursement of deferred offering cost) of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

The Company will have until 12 months from the closing of this offering (or up to 21 months, if we extend the time to complete a business combination as described in this prospectus), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Trust Account

As of September 23, 2024, a total of $60,000,000 of the net proceeds from the Initial Public Offering, including proceeds of the sale of the Private Placement Units, was deposited in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

Going Concern Consideration

As of September 30, 2024, the Company had $575,870 in its operating bank account, and working capital of $596,260. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from May 27, 2024 (inception) through May 31, 2024 included in a registration statement on Form S-1, as amended, declared effective by the SEC on September 19, 2024 and the Company’s Current Report on Form 8-K, as filed with the SEC on September 27, 2024 In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended September 30, 2024 and for the period from May 27, 2024 (inception) through September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $575,870 and none in cash equivalents as of September 30, 2024.

Investments held in Trust Account

As of September 30, 2024, the Company had $60,056,234 in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs associated with the IPO

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” to allocate offering costs between public shares and public rights based on the estimated fair value of public shares and public rights at the date of issuance. Offering costs of $3,722,528 (net of $300,000 underwriters cash reimbursement of deferred offering cost) were charged to additional paid-in capital upon completion of the IPO and $3,974,257 was allocated to public shares which are subject to redemption based on the estimated fair value of the public shares as of September 23, 2024.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

Any interest payable in respect to US debt obligations held in the Trust Account is intended to qualify for the portfolio interest exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company may be subject to tax in their respective jurisdictions based on applicable laws. For instance, U.S. persons may be subject to tax on the amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended September 30, 2024 and for the period from May 27, 2024 (inception) through September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations (unaudited) is based on the following:

	Three Months Ended September 30, 2024 (Unaudited)	For The Period from May 27, 2024 (Inception) through September 30, 2024 (Unaudited)
Net loss	$(31,278)	$(91,197)
Less:
Remeasurement of the accretion to redemption value of the shares subject to possible redemption	(56,234)	(56,234)
Net loss including remeasurement of accretion of redeemable value of shares subject to redemption value	$(87,512)	$(147,431)

	Three Months Ended September 30, 2024 (Unaudited)		For The Period from May 27, 2024 (Inception) through September 30, 2024 (Unaudited)
	Redeemable shares	Non-Redeemable Shares	Redeemable shares	Non-Redeemable Shares
Numerators:
Allocation of net loss including accretion of temporary equity	$(19,292)	(68,220)	(25,468)	(121,963)
Accretion of temporary equity to redemption value	56,234	-	56,234	-
Allocation of net income (loss)	$36,941	$(68,220)	$30,766	$(121,963)

Denominators:
Weighted-average shares outstanding	521,739	1,845,000	377,953	1,809,961
Basic and diluted net income (loss) per share	$0.07	$(0.04)	$0.08	$(0.07)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024, ordinary shares subject to possible redemption in an amount of $60,056,234 are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital has no outstanding balance at the period end.

For the three months ended September 30, 2024 and for the period from May 27, 2024 (inception) through September 30, 2024, the Company recorded accretion of ordinary share subject to redemption value of $4,750,492. At September 30, 2024,  the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Total public offering gross proceeds	$60,000,000
Less:
Proceeds allocated to public rights	(720,000)
Offering costs allocated to public shares subject to possible redemption	(3,974,257)

Plus:
Accretion of carrying value to redemption value	4,694,257
Ordinary shares subject to possible redemption	$60,000,000

Plus:
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on trust account)	56,234
Ordinary shares subject to possible redemption, as of September 30, 2024	$60,056,234

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On September 23, 2024, the Company sold 6,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial Business Combination. Ten Public Rights will entitle the holder to one ordinary share (see Note 7). The Company will not issue fractional shares and only whole shares will trade, so unless a holder purchased units in multiples of tens, such holder will not be able to receive or trade the fractional shares underlying the rights. The Company also granted the underwriters a 45-day option to purchase up to an additional 900,000 units to cover over-allotments.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the IPO, the Company consummated the private sale of 230,000 Private Placement Units. Each Unit consists of one share of ordinary shares and one right to receive one-tenths (1/10) of one Ordinary Share upon the consummation of the Company’s initial Business Combination. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the underlying securities) will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares and EBC Founder Shares

On May 29, 2024, the Sponsors received 1,725,000 of the Company’s ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the Sponsors. Up to 225,000 of such founder shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full.

On May 30, 2024, Cayson Holding LP, one of the Company’s sponsors, transferred an aggregate of 862,500 founder shares to Yawei Cao, the Company’s other sponsor, Chairman and CEO.

On May 30, 2024, the Company issued to EBC 100,000 EBC founder shares for a purchase price of approximately $0.014 per share and an aggregate purchase price of $1,450. As of September 30, 2024, the Company had received payment for the purchase of the EBC Founder Shares. The Company estimated the fair value of the EBC Founder Shares to be $132,000 or $1.32 per share. Accordingly, $130,550 (the total $132,000 fair value less $1,450 to be paid by EBC) was considered to be deferred offering cost. The Company established the initial fair value for the EBC Founder Shares on May 30, 2024, the date of the issuance, using a calculation prepared by management which takes into consideration the probability of completion of the Initial Public Offering, an implied probability of the completion of a Business Combination and a Discount for Lack of Marketability calculation. The EBC Founder Shares, are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, the probability of the initial public offering, and other risk factors.

The Founder Shares and EBC Founder Shares are identical to the ordinary shares included in the Public Units, and holders of Founder Shares and EBC Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares and EBC Founder shares are subject to certain transfer restrictions, as described below; (ii) the initial shareholders and EBC have agreed (A) to waive their redemption rights with respect to any Founder Shares and EBC Founder Shares in connection with the completion of the initial Business Combination, (B) to waive their redemption rights with respect to their Founder Shares and EBC Founder Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (a) modify the substance or timing of the obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 12 months from the closing of this offering (or up to 21 months, if we extend the time to complete an initial business combination as described in the prospectus) from the closing of the Initial Public Offering or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (C) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and EBC Founder Shares held by them if the Company fails to complete the initial Business Combination within 12 months from the closing of this offering (or up to 21 months, if we extend the time to complete an initial business combination as described in the prospectus), and (iii) the Founder Shares and EBC Founder Shares are entitled to registration rights. If the Company submits the initial Business Combination to the public shareholders for a vote, the initial shareholders have agreed (and their permitted transferees will agree) to vote any Founder Shares and any Public Shares purchased by them in or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the date of the consummation of an Initial Business Combination, (B) any time after the 90th day after the consummation of an Initial Business Combination where the volume weighted average price of the ordinary shares equals or exceeds $12.00 (as adjusted for share splits, dividends, combinations or similar actions) for twenty trading days out of any thirty consecutive trading day period or (C) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

EBC founder shares will not, subject to certain exceptions, be transferred, assignable, or salable (except to permitted transferees as described in the Registration Statement (defined below)) until 30 days after the date of the consummation of our initial business combination.

Promissory Note — Related Party

On June 3, 2024, the Sponsors issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2024, or (ii) the consummation of the Initial Public Offering. On the date of closing of the IPO on September 23, 2024, no amounts were outstanding under the Promissory Note and the Promissory Note then expired upon the consummation of the IPO.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing, which was fully repaid upon closing of the IPO on September 23, 2024 out of the offering proceeds held in trust account. As of September 30, 2024, there is no outstanding balance due to the related party.

Due from Related Party

At the closing of the Initial Public Offering, $25,000 was over funded to the Sponsor for the repayment of amounts due to related party as described above. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of September 30, 2024, there is no outstanding balance due from the related party.

Consulting Services Agreement

The Company engaged TenX Global Capital LP (“TenX”) as a related party consultant in connection with the formation and initial public offering. During the period from May 27, 2024 (inception) through September 30, 2024, $150,000 has been paid through sponsor as deferred offering costs for these services. As of September 30, 2024, no amounts remain outstanding.

Administration Fee

Commencing on September 19, 2024, one of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. During the period from May 27, 2024 (inception) through September 30, 2024, an administration fee of $4,000 has been accrued to accrued expenses.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC Founder Shares, Private Placement Units and any units that may be issued upon conversion of working capital loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $1,200,000 in the aggregate (or $1,380,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), paid at the closing of the Initial Public Offering.

The underwriters paid the Company an aggregate amount of $300,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share.

As of September 30, 2024, there were 2,055,000 ordinary shares issued and outstanding, which include  an aggregate of up to 225,000 founder shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding shares underlying the Private Placement Units) (See Note 4 and Note 5 for further details).

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the business combination. If the Company is unable to complete the initial business combination within the required time period and the Company will redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 15, 2024, the underwriters elected to terminate their over-allotment option and hence an aggregate of 225,000 Founder Shares were forfeited by the Sponsors.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Cayson Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors  .

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we intend to focus our search on businesses in Asia, we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through September 30, 2024 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2024, we had a net deficit of $31,278, which consists of loss of $87,519 derived from formation and operating costs offset by interest earned on investments held in Trust Account of $56,234 and bank interest income of $7.

For the period from May 27, 2024 (inception) through September 30, 2023, we had a net deficit of $91,197, which consists of loss of $147,438 derived from formation and operating costs offset by interest earned on investments held in Trust Account of $56,234 and bank interest income of $7.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was mainly advances of $261,317 from our sponsors, and $25,000 initial purchase of ordinary shares, par value $0.0001 per share, by the Sponsor, $1,450 issuance of Founder shares to EarlyBirdCapital, Inc.

On September 23, 2024, we consummated our IPO of Units, at $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 230,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors, generating total gross proceeds of $2,300,000.

Following the Initial Public Offering and the private placement, an aggregate of $60,000,000 ($10.00 per Unit) was placed in the Trust Account. We incurred transaction costs of transaction costs amounted to $3,722,528 (net of $300,000 underwriters cash reimbursement of deferred offering cost), consisting of $1,200,000 of cash underwriting fees, $2,100,000 of deferred underwriting fees, and $566,978 of other offering costs.

For the period from May 27, 2024 (inception) through September 30, 2024, cash used in operating activities was $258,602. Net loss of $91,197 was affected by interest earned on cash held in the Trust Account of $56,234. Changes in operating assets and liabilities used $111,171 of cash for operating activities.

As of September 30, 2024, we had cash held in the Trust Account of $60,056,234. We may withdraw interest from the Trust Account to pay taxes, if any (which interest shall be net of taxes payable and up to $200,000 of interest per year that may be released to us for working capital purposes). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had a cash balance of $575,870 and a working capital surplus of $596,260. We intend to use the funds held outside the Trust Account primarily to pay existing accounts payable, identify and evaluate target business combination candidates, perform business due diligence on prospective target businesses, pay for travel expenditures to plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment with respect to a particular proposed business combination, although we do not have any current intention to do so. If we enter into an agreement where we pay for the right to receive exclusivity from a target business, the amount that would be used as a down payment would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

The management estimates that we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required on a non-interest bearing basis.  Therefore, there is no guarantee that the Company may receive such funds as it is up to their sole discretion. In the case that the Company receive such fund support, if the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

Accordingly, the accompanying unaudited financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. If the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company.

Based on the foregoing, management believes that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time. Moreover, management’s plans to consummate the initial business combination may not be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Related Party Transactions

Please refer to Financial Statement Note 5 - Related Parties.

Other Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month to the Sponsor or an affiliate thereof for use of office space, utilities, and administrative support. We have begun incurring these fees on September 19, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters were entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $2,100,000, payable upon the closing of an initial business combination. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Placement Units will be entitled to registration rights pursuant to a registration rights agreement dated September 19, 2024 requiring the Company to register such securities for resale. Subject to certain limitations set forth in such agreement, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates and all the significant accounting policies are described in the Note 2 of this reviewed financial statements.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

We are not currently required to certify and report on our internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer and accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

As on September 30, 2024, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2024, Cayson Holding LP, one of our sponsors, acquired an aggregate of 1,725,000 founder shares for an aggregate purchase price of $25,000. Thereafter, it transferred an aggregate of 862,500 founder shares to Yawei Cao, our Chairman of the Board, Chief Executive Officer and other sponsor. The Company also issued to EarlyBirdCapital, Inc. 100,000 ordinary shares for an aggregate purchase price of $1,450 on May 30, 2024. The issuance of the foregoing securities was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On September 23, 2024, the Company consummated the Initial Public Offering of 6,000,000 Units. Each Unit consists of one Ordinary Share, $0.0001 par value, of the Company and one Right, each Right entitling the holder thereof to receive one-tenth of one Ordinary Share upon the completion of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the Initial Public Offering and Revere Securities acted as co-manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-280564). The Securities and Exchange Commission declared the registration statement effective on September 19, 2024.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 230,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,300,000. The Private Placement Units were purchased by the sponsors. The Private Placement Units are identical to the Units sold in the Initial Public Offering. The purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except to certain transferees) until after the completion of the Company’s initial business combination. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

As of September 23, 2024, an aggregate of $60,000,000 has been deposited in the trust account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the Initial Public Offering ($10.00 per unit sold in the offering, including the over-allotment option).

Transaction costs amounted to $3,722,528 (net of $300,000 underwriters cash reimbursement of deferred offering cost), consisting of $1,200,000 of cash underwriting fees, $2,100,000 of deferred underwriting commission and $422,528 (net of $300,000 underwriters cash reimbursement of deferred offering cost) of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5 – Other Information

During the quarter ended September 30, 2024, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAYSON ACQUISITION CORP

Dated: November 6, 2024	By.	/s/ Yawei Cao
Yawei Cao
Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2024	By.	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer (Principal Financial and Accounting Officer)

