Form 10-Q
period 2025-03-31
Cayson Acquisition Corp
filed 2025-05-07
CIK 2024203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 7, 2025, the registrant had 7,830,000 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CAYSON ACQUISITION CORP

BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$315,185	$465,254
Prepaid expenses	130,731	129,496
Total Current Assets	445,916	594,750
Prepaid expenses - non-current	43,463	66,158
Cash and investments held in trust account	61,388,253	60,752,079
Total Non-current assets	61,431,716	60,818,237
Total Assets	$61,877,632	$61,412,987

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$65,000	$65,000
Accrued expenses	97,993	38,025
Total Current Liabilities	162,993	103,025
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	2,262,993	2,203,025

Commitments and contingencies
Ordinary shares subject to possible redemption 6,000,000 shares at a redemption value of $10.23 and $10.13 per share as of March 31, 2025 and December 31, 2024, respectively	61,388,253	60,752,079

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,830,000 shares issued and outstanding (excluding 6,000,000 shares subject to redemption)	183	183
Additional paid-in capital	-	-
Accumulated deficit	(1,773,797)	(1,542,300)

Total Shareholders’ Deficit	(1,773,614)	(1,542,117)
Total Liabilities and Shareholders’ Deficit	$61,877,632	$61,412,987

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENT OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

Formation and operating costs	$235,799
Loss from operations	(235,799)

Other Income
Bank interest income	4,302
Interest earned on cash and investments held in Trust Account	636,174
Total other income	640,476

Net Income	$404,677

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,000,000
Basic and diluted net income per share, ordinary shares subject to redemption	$0.05
Basic and diluted weighted average shares outstanding, ordinary shares, non-redeemable	1,830,000
Basic and diluted net loss per share, ordinary shares, non-redeemable	$0.05

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	1,830,000	$183	$-	$(1,542,300)	$(1,542,117)

Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(636,174)	(636,174)
Net income	-	-	-	404,677	404,677
Balance as of March 31, 2025	1,830,000	$183	$-	$(1,773,797)	$(1,773,614)

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$404,677
Interest earned on cash and investments held in Trust Account	(636,174)
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	59,968
Prepaid expense	21,460

CASH USED IN OPERATING ACTIVITIES	(150,069)

NET DECREASE IN CASH	(150,069)
CASH AT BEGINNING OF THE PERIOD	465,254
CASH AT YEAR END	$315,185

Supplemental disclosure of cash flow information:
Subsequent measurement of ordinary shares subject to possible redemption	$636,174

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

The Company’s sponsors are Yawei Cao and Cayson Holding LP, a Delaware limited partnership (the “Sponsors”). As of March 31, 2025, the Company had not commenced any operations. All activity for the period from May 27, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for our initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will have until 12 months from the closing of the IPO (or up to 21 months, if we extend the time to complete a business combination, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Consideration

As of March 31, 2025, the Company had $315,185 in its operating bank account, and working capital of $282,923. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from May 27, 2024 (inception) through December 31, 2024 included the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2025. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of the financial statement in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had a cash balance of $315,185 and $465,254, respectively.

Cash and investments held in Trust Account

As of March 31, 2025 and December 31, 2024, the Company had $61,388,253 and $60,752,079, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2025 and December 31, 2024, $65,185 and $215,254, respectively, was uninsured.

Offering Costs associated with the IPO

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” to allocate offering costs between public shares and public rights based on the estimated fair value of public shares and public rights at the date of issuance. Offering costs of $3,722,528 (net of $300,000 underwriters cash reimbursement of deferred offering cost) were charged to additional paid-in capital upon completion of the IPO and $3,974,257 was allocated to public shares which are subject to redemption based on the estimated fair value of the public on the IPO date.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income (loss) per share of ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary share outstanding for the period. Remeasurement of carrying value to redemption value of redeemable shares of ordinary share is excluded from income (losses) per share as the redemption value approximates fair value.

For the three months ended March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income per share presented in the statement of operations is based on the following:

	Three Months Ended March 31, 2025
	Redeemable shares	Non-Redeemable Shares
Basic and diluted net income per share
Numerators:
Allocation of net income	$310,097	$94,580

Denominators:
Weighted-average shares outstanding	6,000,000	1,830,000
Basic and diluted net income per share	$0.05	$0.05

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in trust account	$61,388,253	$61,388,253	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in trust account	$60,752,079	$60,752,079	$—	$—

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, ordinary shares subject to possible redemption in an amount of $ 61,388,253 and $60,752,079, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital has no outstanding balance at the period end.

As of March 31, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Total public offering gross proceeds	$60,000,000
Less:
Proceeds allocated to public rights	(720,000)
Offering costs allocated to public shares subject to possible redemption	(3,974,257)

Plus:
Accretion of carrying value to redemption value	4,694,257
Ordinary shares subject to possible redemption	$60,000,000

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	752,079
Ordinary shares subject to possible redemption, as of December 31, 2024	$60,752,079

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	636,174
Ordinary shares subject to possible redemption, as of March 31, 2025	$61,388,253

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operating costs and interest earned on investments held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and formation and operating costs. The CODM reviews interest earned on cash and investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the IPO, the Company consummated the private sale of 230,000 Private Placement Units to Yawei Cao, the Chairman and Chief Executive Officer of the Company, and TenX Global Capital LP, an affiliate of Dahe (Taylor) Zhang, the Company’s Chief Financial Officer. Each Unit consists of one share of ordinary shares and one right to receive one-tenths (1/10) of one Ordinary Share upon the consummation of the Company’s initial Business Combination. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the underlying securities) will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

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

The Founder Shares and EBC Founder Shares are identical to the ordinary shares included in the Public Units, and holders of Founder Shares and EBC Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares and EBC Founder shares are subject to certain transfer restrictions, as described below; (ii) the initial shareholders and EBC have agreed (A) to waive their redemption rights with respect to any Founder Shares and EBC Founder Shares in connection with the completion of the initial Business Combination, (B) to waive their redemption rights with respect to their Founder Shares and EBC Founder Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (a) modify the substance or timing of the obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 12 months from the closing of this offering (or up to 21 months, if we extend the time to complete an initial business combination) from the closing of the Initial Public Offering or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (C) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and EBC Founder Shares held by them if the Company fails to complete the initial Business Combination within 12 months from the closing of this offering (or up to 21 months, if we extend the time to complete an initial business combination, and (iii) the Founder Shares and EBC Founder Shares are entitled to registration rights. If the Company submits the initial Business Combination to the public shareholders for a vote, the initial shareholders have agreed (and their permitted transferees will agree) to vote any Founder Shares and any Public Shares purchased by them in or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from May 27, 2024 (inception) through September 23, 2024, the Sponsors had paid $261,317 on behalf of the Company. On September 23, 2024, the Company repaid $286,317 out of the offering proceeds held in trust account, resulting in a $25,000 due from the sponsor as of September 23, 2024. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of March 31, 2025 and December 31, 2024, there is no outstanding balance due to the related party.

Due from Related Party

At the closing of the Initial Public Offering, $25,000 was over funded to the Sponsor for the repayment of amounts due to related party as described above. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of March 31, 2025 and December 31, 2024, there is no outstanding balance due from the related party.

Consulting Services Agreement

The Company engaged TenX Global Capital LP (“TenX”) as a related party consultant in connection with the formation and initial public offering. During the period from May 27, 2024 (inception) through December 31, 2024, $150,000 has been paid through sponsor as deferred offering costs for these services. As of March 31, 2025 and December 31, 2024, no amounts remain outstanding.

Administration Fee

Commencing on September 19, 2024, one of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. As of March 31, 2025 and December 31, 2024, an administration fee of $4,194 has been accrued to accrued expenses, respectively.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with its search for and consummation of a Business Combination, the Sponsors, its affiliates or any of the Company’s officers and directors may but are not obligated to, loan to the Company funds as the Company may require, of which up to $1,500,000 of such loans may be convertible into private placement-equivalent units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. As of March 31, 2025 and December 31, 2024, the Company has not incurred any such loans.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 1,830,000 ordinary shares issued and outstanding (excluding 6,000,000 shares subject to possible redemption), consisting of 1,500,000 Founder Shares, 100,000 EBC Founder Shares, and 230,000 Private Placement Units. (See Note 4 and Note 5 for further details).

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through March 31, 2025 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and investments held in trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2025, we had a net income of $404,677, which consists of loss of $235,799 derived from formation and operating costs offset by interest earned on cash and investments held in Trust Account of $636,174 and bank interest income of $4,302.

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

Following the Initial Public Offering and the private placement, an aggregate of $60,000,000 ($10.00 per Unit) was placed in the Trust Account. We incurred transaction costs amounted to $3,722,528 (net of $300,000 underwriters cash reimbursement of deferred offering cost), consisting of $1,200,000 of cash underwriting fees, $2,100,000 of deferred underwriting fees, and $566,978 of other offering costs.

For the three months ended March 31, 2025, cash and investments used in operating activities was $150,069. Net income of $404,677 was adjusted by interest earned on cash and investments held in the Trust Account of $636,174. Changes in operating assets and liabilities used $81,428 of cash for operating activities.

As of March 31, 2025, we had cash and investments held in the Trust Account of $61,388,253. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had a cash balance of $315,185 and a working capital of $282,923. We intend to use the funds held outside the Trust Account primarily to pay existing accounts payable, identify and evaluate target business combination candidates, perform business due diligence on prospective target businesses, pay for travel expenditures to plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

Related Party Transactions

Founder Shares and EBC Founder Shares

On May 29, 2024, the Sponsors received 1,725,000 Founder Shares in exchange for $25,000 paid for deferred offering costs borne by the Sponsors. Up to 225,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full.

On May 30, 2024, Cayson Holding LP, one of our Sponsors, transferred an aggregate of 862,500 founder shares to Yawei Cao, our other sponsor, Chairman and CEO.

On May 30, 2024, we issued to EBC 100,000 EBC founder shares for a purchase price of approximately $0.014 per share and an aggregate purchase price of $1,450. The Company had received payment for the purchase of the EBC Founder Shares.

On October 15, 2024, the underwriters elected to terminate their over-allotment option and as a result an aggregate of 225,000 Founder Shares were forfeited by the Sponsors and cancelled.

The Founder Shares and EBC Founder Shares are identical to the ordinary shares included in the Public Units, and holders of Founder Shares and EBC Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares and EBC Founder shares are subject to certain transfer restrictions, as described below; (ii) the initial shareholders and EBC have agreed (A) to waive their redemption rights with respect to any Founder Shares and EBC Founder Shares in connection with the completion of the initial Business Combination, (B) to waive their redemption rights with respect to their Founder Shares and EBC Founder Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (a) modify the substance or timing of the obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 12 months from the closing of this offering (or up to 21 months, if we extend the time to complete an initial business combination) from the closing of the Initial Public Offering or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (C) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and EBC Founder Shares held by them if the Company fails to complete the initial Business Combination within 12 months from the closing of this offering (or up to 21 months, if we extend the time to complete an initial business combination, and (iii) the Founder Shares and EBC Founder Shares are entitled to registration rights. If the Company submits the initial Business Combination to the public shareholders for a vote, the initial shareholders have agreed (and their permitted transferees will agree) to vote any Founder Shares and any Public Shares purchased by them in or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

EBC founder shares will not, subject to certain exceptions, be transferred, assignable, or salable (except to permitted transferees) until 30 days after the date of the consummation of our initial business combination.

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

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from May 27, 2024 (inception) through September 23, 2024, the Sponsors had paid $261,317 on behalf of the Company. On September 23, 2024, the Company repaid $286,317 out of the offering proceeds held in trust account, resulting in a $25,000 due from the sponsor as of September 23, 2024. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of March 31, 2025 and December 31, 2024, there is no outstanding balance due to the related party.

Due from Related Party

At the closing of the IPO, $25,000 was over funded to the Sponsor for the repayment of amounts due to related party as described above. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of March 31, 2025 and December 31, 2024, there is no outstanding balance due from the related party.

Consulting Services Agreement

The Company engaged TenX Global Capital LP (“TenX”) as a related party consultant in connection with the formation and initial public offering. During the period from May 27, 2024 (inception) through December 31, 2024, $150,000 has been paid through sponsor as deferred offering costs for these services. As of March 31, 2025 and December 31, 2024, no amounts remain outstanding.

Administration Fee

Commencing on September 19, 2024, one of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. As of March 31, 2025 and December 31, 2024, an administration fee of $4,194 has been accrued to accrued expenses, respectively.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with its search for and consummation of a Business Combination, the Sponsors, its affiliates or any of the Company’s officers and directors may but are not obligated to, loan to the Company funds as the Company may require, of which up to $1,500,000 of such loans may be convertible into private placement-equivalent units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. As of March 31, 2025 and December 31, 2024, the Company has not incurred any such loans.

Other Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month to the Sponsor or an affiliate thereof for use of office space, utilities, and administrative support. We began incurring these fees on September 19, 2024 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On September 23, 2024, an aggregate of $60,000,000 has been deposited in the trust account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the Initial Public Offering ($10.00 per unit sold in the offering, including the over-allotment option).

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

For a description of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5 – Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

CAYSON ACQUISITION CORP

Dated: May 7, 2025	By.	/s/ Yawei Cao
Yawei Cao
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2025	By.	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

