Form 10-Q
period 2025-06-30
Cayson Acquisition Corp
filed 2025-08-14
CIK 2024203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, the registrant had 7,830,000 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CAYSON ACQUISITION CORP

BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$183,418	$465,254
Prepaid expenses	130,731	129,496
Total Current Assets	314,149	594,750
Prepaid expenses - non-current	20,768	66,158
Cash and investments held in trust account	62,028,266	60,752,079
Total Non-current assets	62,049,034	60,818,237
Total Assets	$62,363,183	$61,412,987

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$75,000	$65,000
Accrued expenses	35,609	38,025
Total Current Liabilities	110,609	103,025
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	2,210,609	2,203,025

Commitments and contingencies
Ordinary shares subject to possible redemption 6,000,000 shares at a redemption value of $10.23 and $10.13 per share as of June 30, 2025 and December 31, 2024, respectively	62,028,266	60,752,079

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,830,000 shares issued and outstanding (excluding 6,000,000 shares subject to redemption)	183	183
Additional paid-in capital	154,377	-
Accumulated deficit	(2,030,252)	(1,542,300)

Total Shareholders’ Deficit	(1,875,692)	(1,542,117)
Total Liabilities and Shareholders’ Deficit	$62,363,183	$61,412,987

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THREE MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2025	FOR THE PERIOD FROM MAY 27, 2024 (INCEPTION) THROUGH JUNE 30, 2024
Formation and operating costs	$259,113	$494,912	$59,919
Loss from operations	(259,113)	(494,912)	(59,919)

Other Income
Bank interest income	2,658	6,960	-
Interest earned on cash and investments held in Trust Account	640,013	1,276,187	-
Total other income	642,671	1,283,147	-

Net income (loss)	$383,558	$788,235	$(59,919)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,000,000	6,000,000	-
Basic and diluted net income per share, ordinary shares subject to redemption	$0.05	$0.10	$-
Basic and diluted weighted average shares outstanding, ordinary shares, non-redeemable	1,830,000	1,830,000	1,717,857
Basic and diluted net income (loss) per share, ordinary shares, non-redeemable	$0.05	$0.10	$(0.03)

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	1,830,000	$183	$-	$(1,542,300)	$(1,542,117)

Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(636,174)	(636,174)
Net income	-	-	-	404,677	404,677
Balance as of March 31, 2025	1,830,000	$183	$-	$(1,773,797)	$(1,773,614)

Contribution of transaction cost	-	-	154,377	-	154,377
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(640,013)	(640,013)
Net income	-	-	-	383,558	383,558
Balance as of June 30, 2025	1,830,000	$183	$154,377	$(2,030,252)	$(1,875,692)

The accompanying notes are an integral part of the unaudited financial statements.

FOR THE PERIOD FROM MAY 27, 2024 (INCEPTION) THROUGH JUNE 30, 2024

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of May 27, 2024 (inception)	-	$-	$-	$-	$-

Ordinary shares issued to Sponsor	1,725,000	173	24,827	-	25,000
Shares Issued to EBC	100,000	10	131,990	-	132,000
Net loss	-	-	-	(59,919)	(59,919)
Balance as of June 30, 2024	1,825,000	$183	$156,817	$(59,919)	$97,081

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30, 2025	FOR THE PERIOD FROM MAY 27, 2024 (INCEPTION) THROUGH JUNE 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$788,235	$(59,919)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,276,187)	-
Changes in operating assets and liabilities:
Accrued offering costs	10,000	-
Accrued expenses	151,961	10,000
Prepaid expense	44,155	-

CASH USED IN OPERATING ACTIVITIES	(281,836)	(49,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of EBC Founders Share	-	1,450
Payment of offering costs	-	(83,798)
Borrowings from related party	-	133,717

CASH PROVIDED BY FINANCING ACTIVITIES	-	51,369

NET CHANGE IN CASH	(281,836)	1,450
CASH AT BEGINNING OF THE PERIOD	465,254	-
CASH AT END OF PERIOD	$183,418	$1,450

Supplemental disclosure of cash flow information:
Issuance of founder shares in exchange for deferred offering costs	$-	$25,000
Fair value of EBC Founder Shares charged to deferred offering costs and other assets	$-	$130,550
Deferred offering costs included in accrued offerings costs	$-	$12,736
Subsequent measurement of ordinary shares subject to possible redemption	$1,276,187	$-
Contribution of transaction costs	$154,377	$-

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

The Company’s sponsors are Yawei Cao and Cayson Holding LP, a Delaware limited partnership (the “Sponsors”). As of June 30, 2025, the Company had not commenced any operations. All activity for the period from May 27, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for our initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Proposed Business Combination

On July 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Mango Financial Group Limited, a Cayman Islands exempted company ( “Mango Group” or “MFG”), North Water Investment Group Holdings Limited (“North Water”), the parent company of Mango Financial Limited (“Mango Financial”), and Mango Temp Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Mango Group (“Merger Sub”).

Pursuant to the Agreement, upon the closing of the transactions contemplated by the Merger Agreement, the Company will become a wholly owned subsidiary of Mango Group, which will become the parent company of Mango Financial. At the effective time of the transaction, each outstanding ordinary share of the Company (each a “SPAC Ordinary Share”), other than shares owned by the Company and dissenting shares, will be automatically converted into one Class A ordinary share of Mango Group (each a “Mango Class A Ordinary Share”). Immediately prior to the closing, each of the Company’s units will automatically separate into SPAC Ordinary Shares and rights and each of the rights will automatically convert into 1/10 of a SPAC Ordinary Share. All of the SPAC Ordinary Shares included in the Company’s units and issued in respect of the Company’s rights will be automatically converted into Mango Class A Ordinary Shares as described above.

Of the Mango Class A Ordinary Shares to be held by the Mango Group shareholders immediately prior to the closing, 4,000,000 shares will be deposited into escrow, to be held for two years as security for certain indemnification obligations of Mango Group. Additionally, the Mango Group shareholders will have the right to receive additional contingent consideration of up to 4,000,000 Mango Class A Ordinary Shares upon the achievement of certain net income targets for fiscal years 2025 and 2026.

The Company and Mango Group have agreed to use their reasonable best efforts to enter into definitive agreements for the sale of at least $5,000,000 of equity securities of the Company to be consummated immediately prior to the closing of the transactions.

Going Concern Consideration

As of June 30, 2025, the Company had $183,418 in its operating bank account, and working capital of $203,540. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from May 27, 2024 (inception) through December 31, 2024 included the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2025. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended June 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025, and December 31, 2024, the Company had cash of $183,418 and $465,254, respectively.

Cash and investments held in Trust Account

As of June 30, 2025 and December 31, 2024, the Company had $62,028,266 and $60,752,079, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on cash and investments held in the Trust Account are included in interest earned on cash and investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2025 and December 31, 2024, $0 and $215,254, respectively, was uninsured.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

For the three and six months ended June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income per share presented in the statement of operations is based on the following:

	For Three Months Ended June 30, 2025		For Six Months Ended June 30, 2025		For The Period From May 27, 2024 (Inception) Through June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share
Numerators:
Allocation of net income (loss)	$293,914	$89,644	$604,011	$184,224	$-	$(59,919)

Denominators:
Weighted-average shares outstanding	6,000,000	1,830,000	6,000,000	1,830,000,	-	1,717,857
Basic and diluted net income (loss) per share	$0.05	$0.05	$0.10	$0.10	$-	$(0.03)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in trust account	$62,028,266	$62,028,266	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in trust account	$60,752,079	$60,752,079	$—	$—

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, ordinary shares subject to possible redemption in an amount of $62,028,266 and $60,752,079, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital has no outstanding balance at the period end.

As of June 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Total public offering gross proceeds	$60,000,000
Less:
Proceeds allocated to public rights	(720,000)
Offering costs allocated to public shares subject to possible redemption	(3,974,257)

Plus:
Accretion of carrying value to redemption value	4,694,257
Ordinary shares subject to possible redemption	$60,000,000

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	752,079
Ordinary shares subject to possible redemption, as of December 31, 2024	$60,752,079

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	1,276,187
Ordinary shares subject to possible redemption, as of June 30, 2025	$62,028,266

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, formation and operating costs and interest earned on cash and investments held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash and investments held in Trust Account and formation and operating costs. The CODM reviews interest earned on cash and investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from May 27, 2024 (inception) through September 23, 2024, the Sponsors had paid $261,317 on behalf of the Company. On September 23, 2024, the Company repaid $286,317 out of the offering proceeds held in trust account, resulting in a $25,000 due from the sponsor as of September 23, 2024. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of June 30 2025, and December 31 2024, there was no outstanding balance due to the related party.

Due from Related Party

At the closing of the Initial Public Offering, $25,000 was over funded to the Sponsor for the repayment of amounts due to related party as described above. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of June 30, 2025, and December 31, 2024, there was no outstanding balance due from the related party.

Consulting Services Agreement

The Company engaged TenX Global Capital LP (“TenX”) as a related party consultant in connection with the formation and initial public offering. During the period from May 27, 2024 (inception) through December 31, 2024, $150,000 has been paid through sponsor as deferred offering costs for these services. As of June 39, 2025 and December 31, 2024, no amounts remain outstanding.

Administration Fee

Commencing on September 19, 2024, one of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. As of June 30, 2025 and December 31, 2024, an administration fee of $4,194 has been accrued to accrued expenses, respectively.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with its search for and consummation of a Business Combination, the Sponsors, its affiliates or any of the Company’s officers and directors may but are not obligated to, loan to the Company funds as the Company may require, of which up to $1,500,000 of such loans may be convertible into private placement-equivalent units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. As of June 30, 2025 and December 31, 2024, the Company has not incurred any such loans.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 1,830,000 ordinary shares issued and outstanding (excluding 6,000,000 shares subject to possible redemption), consisting of 1,500,000 Founder Shares, 100,000 EBC Founder Shares, and 230,000 Private Placement Units. (See Note 4 and Note 5 for further details).

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

Other - Contribution for transaction costs

Pursuant to the Merger Agreement, as describe in Note 1 and 8, the agreement provides under section 5.20, “Fees and Expenses,” that all fees and expenses incurred by the Parties in connection with this Agreement and the Transactions shall be paid by MFG and North Water.

During the six months ended June 30, 2025, MFG, paid $154,377 of the Company’s transaction expenses directly on our behalf for which there is no obligation of repayment, and are recognized as capital contributions to the Company.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company identified the following subsequent event that is required disclosure in the financial statements.

On July 11, 2025, the Company entered into the Merger Agreement by and among the Company, Mango Group, North Water and Merger Sub (see Note 1).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through June 30, 2025 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and investments held in trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2025, we had a net income of $383,558, which consists of a loss of $259,113 derived from formation and operating costs, offset by interest earned on cash and investments held in the Trust Account of $640,013, and bank-interest income of $2,657

For the six months ended June 30, 2025, we had a net income of $788,235, which consists of a loss of $494,912 derived from formation and operating costs, offset by interest earned on cash and investments held in the Trust Account of $1,276,187, and bank-interest income of $6,960.

For the period from May 27, 2024 (inception) through June 30, 2024, we had a net loss of $59,919, which resulted entirely from formation and operating costs.

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

For the six months ended June 30, 2025, cash used in operating activities was $281,836. Net income of $788,235 was reduced by $1,276,187 of interest earned on the Trust Account and $6,959 of bank-interest income. Changes in operating assets and liabilities used $206,116 of cash for operating activities.

As of June 30, 2025, we had cash and investments held in the Trust Account of $62,028,266. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had a cash balance of $183,418 and a working capital of $203,540. We intend to use the funds held outside the Trust Account primarily to pay existing accounts payable, identify and evaluate target business combination candidates, perform business due diligence on prospective target businesses, pay for travel expenditures to plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from May 27, 2024 (inception) through September 23, 2024, the Sponsors had paid $261,317 on behalf of the Company. On September 23, 2024, the Company repaid $286,317 out of the offering proceeds held in trust account, resulting in a $25,000 due from the sponsor as of September 23, 2024. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of June 30, 2025 and December 31, 2024, there is no outstanding balance due to the related party.

Due from Related Party

At the closing of the IPO, $25,000 was over funded to the Sponsor for the repayment of amounts due to related party as described above. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of June 30, 2025 and December 31, 2024, there is no outstanding balance due from the related party.

Consulting Services Agreement

The Company engaged TenX Global Capital LP (“TenX”) as a related party consultant in connection with the formation and initial public offering. During the period from May 27, 2024 (inception) through December 31, 2024, $150,000 has been paid through sponsor as deferred offering costs for these services. As of June 30, 2025 and December 31, 2024, no amounts remain outstanding.

Administration Fee

Commencing on September 19, 2024, one of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. As of June 30, 2025 and December 31, 2024, an administration fee of $4,194 has been accrued to accrued expenses, respectively.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with its search for and consummation of a Business Combination, the Sponsors, its affiliates or any of the Company’s officers and directors may but are not obligated to, loan to the Company funds as the Company may require, of which up to $1,500,000 of such loans may be convertible into private placement-equivalent units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. As of June 30, 2025 and December 31, 2024, the Company has not incurred any such loans.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 5 – Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

CAYSON ACQUISITION CORP

Dated: August 14, 2025	By.	/s/ Yawei Cao
Yawei Cao
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2025	By.	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

