Form 10-Q
period 2025-09-30
Cayson Acquisition Corp
filed 2025-11-12
CIK 2024203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

N/A

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

As of November 12, 2025, the registrant had 7,830,000 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CAYSON ACQUISITION CORP

BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$87,898	$465,254
Prepaid expenses	128,804	129,496
Total Current Assets	216,702	594,750
Prepaid expenses - non-current	-	66,158
Cash held in escrow account	600,000	-
Cash and investments held in trust account	62,676,305	60,752,079
Total Non-current assets	63,276,305	60,818,237
Total Assets	$63,493,007	$61,412,987

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$75,000	$65,000
Accrued expenses	23,479	38,025
Promissory note	300,000	-
Promissory note - related party	300,000	-
Total Current Liabilities	698,479	103,025
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	2,798,479	2,203,025

Commitments and contingencies
Ordinary shares subject to possible redemption 6,000,000 shares at a redemption value of $10.55 and $10.13 per share as of September 30, 2025 and December 31, 2024, respectively	63,276,305	60,752,079

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,830,000 shares issued and outstanding (excluding 6,000,000 shares subject to redemption)	183	183
Additional paid-in capital	-	-
Accumulated deficit	(2,581,960)	(1,542,300)

Total Shareholders’ Deficit	(2,581,777)	(1,542,117)
Total Liabilities and Shareholders’ Deficit	$63,493,007	$61,412,987

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025	FOR THE PERIOD FROM MAY 27, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024
Formation and operating costs	$234,096	$87,519	$729,008	$147,438
Loss from operations	(234,096)	(87,519)	(729,008)	(147,438)

Other Income
Bank interest income	1,663	7	8,623	7
Interest earned on cash and investments held in Trust Account	648,039	56,234	1,924,226	56,234
Total other income	649,702	56,241	1,932,849	56,241

Net income (loss)	$415,606	$(31,278)	$1,203,841	$(91,197)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,000,000	521,739	6,000,000	377,953
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.05	$(0.01)	$0.15	$(0.04)
Basic and diluted weighted average shares outstanding, ordinary shares, non-redeemable	1,830,000	1,845,000	1,830,000	1,809,961
Basic and diluted net income (loss) per share, ordinary shares, non-redeemable	$0.05	$(0.01)	$0.15	$(0.04)

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	1,830,000	$183	$-	$(1,542,300)	$(1,542,117)

Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(636,174)	(636,174)
Net income	-	-	-	404,677	404,677
Balance as of March 31, 2025	1,830,000	$183	$-	$(1,773,797)	$(1,773,614)

Contribution of transaction cost	-	-	154,377	-	154,377
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(640,013)	(640,013)
Net income	-	-	-	383,558	383,558
Balance as of June 30, 2025	1,830,000	$183	$154,377	$(2,030,252)	$(1,875,692)

Contribution of transaction cost	-	-	126,348	-	126,348
Subsequent measurement of ordinary shares subject to possible redemption	-	-	(280,725)	(367,314)	(648,039)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	(600,000)	(600,000)
Net income	-	-	-	415,606	415,606
Balance as of September 30, 2025	1,830,000	$183	$-	$(2,581,960)	$(2,581,777)

The accompanying notes are an integral part of the unaudited financial statements.

FOR THE PERIOD FROM MAY 27, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of May 27, 2024 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to Sponsor	1,725,000	173	24,827	-	25,000
Shares Issued to EBC	100,000	10	131,990	-	132,000
Net loss	-	-	-	(59,919)	(59,919)
Balance as of June 30, 2024	1,825,000	183	156,817	(59,919)	97,081

Proceeds from sale of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from sale of 230,000 private units	230,000	23	2,299,977	-	2,300,000
Allocation of offering costs to ordinary shares subject to possible redemption	-	-	(3,722,527)	-	(3,722,527)
Initial classification of ordinary shares subject to redemption to temporary equity	(6,000,000)	(600)	(59,279,400)	-	(59,280,000)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,974,257	-	3,974,257
Accretion of additional paid in capital to accumulated deficit	-	-	(3,428,524)	(1,265,733)	(4,694,257)
Subsequent measurement of common stock subject to possible redemption	-	-	-	(56,234)	(56,234)
Net loss	-	-	-	(31,278)	(31,278)
Balance as of September 30, 2024	2,055,000	$206	$-	$(1,413,164)	$(1,412,958)

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025	FOR THE PERIOD FROM MAY 27, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,203,841	$(91,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,924,226)	(56,234)
Changes in operating assets and liabilities:
Accrued offering costs	10,000	65,000
Accrued expenses	266,179	29,250
Prepaid expense	66,850	(205,421)

CASH USED IN OPERATING ACTIVITIES	(377,356)	(258,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Extension payments held in escrow account	(600,000)	-
Investment of cash in Trust Account	-	(60,000,000)

CASH USED IN INVESTING ACTIVITIES	(600,000)	(60,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	300,000	-
Proceeds from promissory note - related party	300,000	-
Proceeds from issuance of EBC Founders Share	-	1,450
Proceeds from initial public offering	-	60,000,000
Proceeds from private placement	-	2,300,000
Payment of underwriter’s discount	-	(1,200,000)
Borrowings from related party	-	261,317
Repayment of borrowings from related party	-	(261,317)
Payment of offering costs	-	(266,978)

CASH PROVIDED BY FINANCING ACTIVITIES	600,000	60,834,472

NET CHANGE IN CASH	(377,356)	575,870
CASH AT BEGINNING OF THE PERIOD	465,254	-
CASH AT END OF PERIOD	$87,898	$575,870

Supplemental disclosure of cash flow information:
Issuance of founder shares in exchange for deferred offering costs	$-	$25,000
Fair value of EBC Founder Shares charged to deferred offering costs	$-	$130,550
Allocation of offering costs to ordinary shares subject to redemption	$-	$3,974,257
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$3,722,527
Initial classification of ordinary shares subject to redemption to temporary equity	$-	$59,280,000
Accretion of additional paid in capital to accumulated deficit	$-	$4,694,257
Contribution of transaction cost	$280,725	$-
Subsequent measurement of ordinary shares subject to possible redemption	$1,924,226	$56,234
Extension funds attributable to ordinary shares subject to redemption	$600,000	$-

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

The Company’s sponsors are Yawei Cao and Cayson Holding LP, a Delaware limited partnership (the “Sponsors”). As of September 30, 2025, the Company had not commenced any operations. All activity for the period from May 27, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for our initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $3,722,527 (net of $300,000 underwriters cash reimbursement of deferred offering cost), consisting of $1,200,000 of cash underwriting fees, $2,100,000 of deferred underwriting commission and $422,527 (net of $300,000 underwriters cash reimbursement of deferred offering cost) of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

The Company will have until up to 21 months, if the Company extends the time to complete a Business Combination (the “Combination Period”). If the Company does not complete an initial Business Combination within the Combination Period and such time period is not further extended by the Company’s shareholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Proposed Business Combination

On July 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Mango Financial Group Limited, a Cayman Islands exempted company ( “Mango Group” or “MFG”), North Water Investment Group Holdings Limited (“North Water”), the parent company of Mango Financial, and Mango Temp Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Mango Group (“Merger Sub”). Each of the foregoing parties is referred to herein as a “Party” and collectively as the “Parties”.

On September 11, 2025, the parties entered into an amendment to the Merger Agreement (the “Amendment”).

Pursuant to the Agreement, upon the closing of the transactions contemplated by the Merger Agreement, the Company will become a wholly owned subsidiary of Mango Group, which will become the parent company of Mango Financial.

Extension of Time to Consummate Business Combination

Effective as of September 17, 2025, Cayson Holding LP, one of the Company’s Sponsors, and Mango Financial Limited (“Mango Financial”) loaned the Company an aggregate of $600,000. Such funds were deposited into escrow account managed by the Company’s trustee, Continental. On October 10, 2025, the Company’s trustee, deposited $600,000 into the Trust Account. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to January 23, 2026.

Going Concern Consideration

As of September 30, 2025, the Company had $87,898 in its operating bank account and a working capital deficit of $481,777. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from May 27, 2024 (inception) through December 31, 2024 included the Company’s Annual Report on Form 10-K, as filed with the SEC on March 26, 2025. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had cash of $87,898 and $465,254, respectively.

Cash and investments held in Trust Account

As of September 30, 2025 and December 31, 2024, the Company had $62,676,305 and $60,752,079, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on cash and investments held in the Trust Account are included in interest earned on cash and investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

Cash held in escrow account

As of September 30, 2025, the Company had $600,000 in cash held in escrow account by the Company’s trustee, Continental Stock Transfer & Trust Company (“Continental”), which was not deposited to Trust Account as of September 30, 2025. On October 10, 2025, the full amount was deposited in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2025 and December 31, 2024, $0 and $215,254, respectively, was uninsured.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

For the three and nine months ended September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income per share presented in the statement of operations is based on the following:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025		FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024		FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025		FOR THE PERIOD FROM MAY 27, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024
	Redeemable shares	Non-Redeemable Shares	Redeemable shares	Non-Redeemable Shares	Redeemable shares	Non-Redeemable Shares	Redeemable shares	Non-Redeemable Shares
Basic and diluted net income (loss) per share
Numerators:
Allocation of net income (loss)	318,472	97,134	(6,895)	(24,383)	922,483	281,358	(15,754)	(75,443)
Denominators:
Weighted-average shares outstanding	6,000,000	1,830,000	521,739	1,845,000	6,000,000	1,830,000	377,953	1,809,961
Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.01)	$(0.01)	$0.15	$0.15	$(0.04)	$(0.04)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in trust account	$62,676,305	$62,676,305	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in trust account	$60,752,079	$60,752,079	$—	$—

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, ordinary shares subject to possible redemption in an amount of $63,276,305 and $60,752,079, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital has no outstanding balance at the period end.

As of September 30, 2025 and December 31, 2024, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Total public offering gross proceeds	$60,000,000
Less:
Proceeds allocated to public rights	(720,000)
Offering costs allocated to public shares subject to possible redemption	(3,974,257)

Plus:
Accretion of carrying value to redemption value	4,694,257
Ordinary shares subject to possible redemption	$60,000,000

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	752,079
Ordinary shares subject to possible redemption, as of December 31, 2024	$60,752,079

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	1,924,226
Extension funds attributable to ordinary shares subject to redemption	600,000
Ordinary shares subject to possible redemption, as of September 30, 2025	$63,276,305

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

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash and investments held in Trust Account and formation and operating costs. The CODM reviews interest earned on cash and investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On September 23, 2024, the Company sold 6,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of the Company’s initial Business Combination. Ten Public Rights will entitle the holder to one ordinary share (see Note 8). The Company will not issue fractional shares and only whole shares will trade, so unless a holder purchased units in multiples of tens, such holder will not be able to receive or trade the fractional shares underlying the rights. The Company also granted the underwriters a 45-day option to purchase up to an additional 900,000 units to cover over-allotments. On October 15, 2024, the underwriters’ over-allotment option expired and the Sponsors forfeited an aggregate of 225,000 founder shares.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the IPO, the Company consummated the private sale of 230,000 Private Placement Units to Yawei Cao, the Chairman and Chief Executive Officer of the Company, and TenX Global Capital LP (“TenX”), an affiliate of Dahe (Taylor) Zhang, the Company’s Chief Financial Officer. Each Unit consists of one share of ordinary shares and one right to receive one-tenths (1/10) of one Ordinary Share upon the consummation of the Company’s initial Business Combination. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the underlying securities) will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTY TRANSACTIONS

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

EBC founder shares will not, subject to certain exceptions, be transferred, assignable, or saleable (except to permitted transferees as described in the Registration Statement (defined below)) until 30 days after the date of the consummation of our initial business combination.

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

On September 9, 2025, Cayson Holding LP, one of the Sponsors, issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate amount of $300,000 (the “Extension Note”). The Extension Note is non-interest bearing and is repayable in full upon consummation of a Business Combination. The proceeds from the Extension Note were deposited into escrow account managed by the Company’s trustee, Continental. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to January 23, 2026. As of September 30, 2025, $300,000 was outstanding under the Extension Note.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from May 27, 2024 (inception) through September 23, 2024, the Sponsors had paid $261,317 on behalf of the Company. On September 23, 2024, the Company repaid $286,317 out of the offering proceeds held in trust account, resulting in a $25,000 due from the sponsor as of September 23, 2024. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of September 30, 2025 and December 31, 2024, there was no outstanding balance due to the related party.

Due from Related Party

At the closing of the Initial Public Offering, $25,000 was over funded to the Sponsor for the repayment of amounts due to related party as described above. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of September 30, 2025 and December 31, 2024, there was no outstanding balance due from the related party.

Consulting Services Agreement

The Company engaged TenX as a related party consultant in connection with the formation and initial public offering. During the period from May 27, 2024 (inception) through December 31, 2024, $150,000 has been paid through sponsor as deferred offering costs for these services. As of September 30, 2025 and December 31, 2024, no amounts remain outstanding.

Administration Fee

Commencing on September 19, 2024, one of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. As of September 30, 2025 and December 31, 2024, an administration fee of $4,194 has been accrued to accrued expenses, respectively.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with its search for and consummation of a Business Combination, the Sponsors, its affiliates or any of the Company’s officers and directors may but are not obligated to, loan to the Company funds as the Company may require, of which up to $1,500,000 of such loans may be convertible into private placement-equivalent units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. As of September 30, 2025 and December 31, 2024, the Company has not incurred any such loans.

NOTE 6 - PROMISSORY NOTE FROM A THIRD PARTY

On September 9, 2025, Mango Financial, the party to entered the Merger Agreement with the Company (see Note 1- Proposed Business Combination), issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate principal amount of $300,000 (the “Mango Extension Note”). The Mango Extension Note is non-interest bearing and is payable in full upon consummation of a Business Combination. The proceeds from the Mango Extension Note were deposited into escrow account managed by the Company’s trustee, Continental. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to January 23, 2026. As of September 30, 2025, $300,000 was outstanding under the Mango Extension Note.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 1,830,000 ordinary shares issued and outstanding (excluding 6,000,000 shares subject to possible redemption), consisting of 1,500,000 Founder Shares, 100,000 EBC Founder Shares, and 230,000 Private Placement Units. (See Note 4 and Note 5 for further details).

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

Other - Contribution for transaction costs

Pursuant to the Merger Agreement, as describe in Note 1, the agreement provides under section 5.20, “Fees and Expenses,” that all fees and expenses incurred by the Parties in connection with this Agreement and the Transactions shall be paid by MFG and North Water.

During the nine months ended September 30, 2025, MFG paid $280,725 of the Company’s transaction expenses directly on our behalf for which there is no obligation of repayment, and are recognized as capital contributions to the Company.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company identified the following subsequent event that is required disclosure in the financial statements.

On October 10, 2025, the Company’s trustee, Continental Stock Transfer & Trust Company (“Continental”), deposited $600,000 into the Trust Account. The deposit represents the Company’s required extension payment, which Continental received on September 18, 2025 pursuant to the Company’s extension letter dated September 17, 2025. Continental agreed to credit the Trust Account $1,429 of use-of-funds interest, representing the earnings that would have accrued from September 18, 2025 through October 10, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through September 30, 2025 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and investments held in trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2025, we had net income of $415,606 which consisted of a loss of $234,096 derived from formation and operating costs, offset by interest earned on cash and investments held in the Trust Account of $648,039 and bank interest income of $1,663.

For the nine months ended September 30, 2025, we had net income of $1,203,841, which consisted of a loss of $729,008 derived from formation and operating costs, offset by interest earned on cash and investments held in the Trust Account of $1,924,226 and bank interest income of $8,623.

For the period from May 27, 2024 (inception) through September 30, 2024, we had a net loss of $91,197, which resulted entirely from formation and operating costs incurred prior to the IPO.

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

Following the Initial Public Offering and the private placement, an aggregate of $60,000,000 ($10.00 per Unit) was placed in the Trust Account. We incurred transaction costs amounted to $3,722,527 (net of $300,000 underwriters cash reimbursement of deferred offering cost), consisting of $1,200,000 of cash underwriting fees, $2,100,000 of deferred underwriting fees, and $422,527 of other offering costs.

For the nine months ended September 30, 2025, cash used in operating activities was $377,356. Net income of $1,203,841 was reduced by $1,924,226 of interest earned on cash and investments held in the Trust. Changes in operating assets and liabilities provided $343,029 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in investing activities was $600,000. which represents the extension payment deposited into an escrow account maintained by the Company’s trustee, Continental, in connection with the Company’s extension of the deadline to consummate a Business Combination. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account.

For the nine months ended September 30, 2025, cash provided by financing activities was $600,000, consisting of $300,000 of proceeds from promissory notes and $300,000 of proceeds from promissory notes – related party.

As of September 30, 2025, we had cash and investments held in the Trust Account of $62,676,305. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had a cash balance of $87,898 held outside the Trust Account and working capital deficit of $481,777. We intend to use the funds held outside the Trust Account primarily to pay existing accounts payable, identify and evaluate target business combination candidates, perform business due diligence on prospective target businesses, pay for travel expenditures to plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

On September 9, 2025, Cayson Holding LP, one of the Sponsors, issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate amount of $300,000 (the “Extension Note”). The Extension Note is non-interest bearing and are repayable in full upon consummation of a Business Combination. The proceeds from the Extension Note were deposited into escrow account managed by the Company’s trustee, Continental. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to January 23, 2026. As of September 30, 2025, $300,000  was outstanding under the Extension Note.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from May 27, 2024 (inception) through September 23, 2024, the Sponsors had paid $261,317 on behalf of the Company. On September 23, 2024, the Company repaid $286,317 out of the offering proceeds held in trust account, resulting in a $25,000 due from the sponsor as of September 23, 2024. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of September 30, 2025 and December 31, 2024, there is no outstanding balance due to the related party.

Due from Related Party

At the closing of the IPO, $25,000 was over funded to the Sponsor for the repayment of amounts due to related party as described above. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of September 30, 2025 and December 31, 2024, there is no outstanding balance due from the related party.

Consulting Services Agreement

The Company engaged TenX Global Capital LP as a related party consultant in connection with the formation and initial public offering. During the period from May 27, 2024 (inception) through December 31, 2024, $150,000 has been paid through sponsor as deferred offering costs for these services. As of September 30, 2025 and December 31, 2024, no amounts remain outstanding.

Administration Fee

Commencing on September 19, 2024, one of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. As of September 30, 2025 and December 31, 2024, an administration fee of $4,194 has been accrued to accrued expenses, respectively.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with its search for and consummation of a Business Combination, the Sponsors, its affiliates or any of the Company’s officers and directors may but are not obligated to, loan to the Company funds as the Company may require, of which up to $1,500,000 of such loans may be convertible into private placement-equivalent units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. As of September 30, 2025 and December 31, 2024, the Company has not incurred any such loans.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Transaction costs amounted to $3,722,527 (net of $300,000 underwriters cash reimbursement of deferred offering cost), consisting of $1,200,000 of cash underwriting fees, $2,100,000 of deferred underwriting commission and $422,527 (net of $300,000 underwriters cash reimbursement of deferred offering cost) of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

For a description of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5 – Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

CAYSON ACQUISITION CORP

Dated: November 12, 2025	By.	/s/ Yawei Cao
Yawei Cao
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2025	By.	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

