Form 10-K
period 2025-12-31
Cayson Acquisition Corp
filed 2026-03-24
CIK 2024203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $61.9 million based on its last reported sales price of $10.32 on Nasdaq.

As of March 24, 2026, 5,288,092 ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

●

The requirement that we complete our initial business combination by March 23, 2027 (assuming our board extends the time to complete an initial business combination) may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential initial business combination targets as we approach our dissolution deadline.

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

If we complete our initial business combination with Mango Financial Group Limited, as described below, we will also be subject to the risks facing such company, as described in the Form F-4 (as defined below).

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

On July 11, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Mango Financial Group Limited, a Cayman Islands exempted company (“Mango Financial Group Limited”), North Water Investment Group Holdings Limited (“North Water”), the parent company of Mango Financial Limited (“Mango Financial”), and Mango Temp Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease, and the Company will be the surviving corporation and will continue as a wholly-owned subsidiary of Mango Financial Group Limited (the “Merger”). For additional information regarding Mango Financial Group Limited, the Merger Agreement and the transactions contemplated thereby, see the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2025, and the Registration Statement on Form F-4, as initially filed with the Securities and Exchange Commission on February 11, 2026 (“Form F-4”).

On March 18, 2026, the Company held an extraordinary general meeting at which shareholders voted to approve amendments to the Company’s amended and restated memorandum and articles of association to, among other things, the Company’s board of directors was granted authority to extend the time that the Company has to consummate an initial business combination on a monthly basis, up to twelve (12) months (or until March 23, 2027) provided that the Company’s Sponsors, officers, directors, affiliates or designees lend to the Company an aggregate of $125,000 for each month utilized to consummate an initial business combination and to remove the limitation (the “Redemption Limitation”) that the Company shall not redeem public shares to the extent that such redemptions would cause the Company’s net tangible assets to be less than $5,000,001. In connection with the Meeting, holders of an aggregate of 2,541,908 public shares of the Company exercised their right to have their shares redeemed for a pro rata amount held in the Company’s trust account.

Effective as of March 18, 2026, Mango Financial agreed to lend to the Company an aggregate of $750,000. The first $125,000 of such amount was loaned to the Company and the Company deposited such amount into the trust account in order to extend the time that the Company has to consummate an initial business combination as described above. The loan is evidenced by a promissory note issued by the Company to Mango Financial. The note bears no interest and is repayable in full upon consummation of a business combination.

Other than as specifically discussed herein, the rest of this Annual Report assumes that we will not consummate the Transactions with Mango Financial Group Limited and will seek to consummate a business combination with another target business.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the time we have to consummate an initial business combination pursuant to our amended and restated memorandum and articles of association.

Redemption of Public Shares and Liquidation if no Initial Business Combination

If we are unable to complete our initial business combination within the required time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Rights, which will expire worthless if we fail to complete our initial business combination within the required time period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Our Sponsors, officers and directors have agreed that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the required time period, or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of liquidation and dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of liquidation and dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.87.   The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00.

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

Facilities

Our executive offices are located at 205 West 37th Street, New York, New York 10018, and our telephone number is (203) 998-5540. Pursuant to an Administrative Services Agreement, until the completion of our initial Business Combination or liquidation, we will pay a monthly fee of $10,000 to Cayson Holding LP for office space, secretarial and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Additionally, if we consummate our initial business combination with Mango Financial Group Limited, we will be subject to the risks facing such company, which risks are described in detail in the Form F-4.

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

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our ordinary shares, including redemptions related to extension votes, in a business combination in which we remain a Cayman Islands exempted company or otherwise (absent any regulations and other additional guidance that may be issued in the future with retroactive effect). However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a U.S. corporation prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions related to extension votes or in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our shares redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of shares by a repurchasing company in a year in which such company repurchases shares may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing company itself, not the shareholders from which shares are repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination could, however, reduce the cash contribution to the target business in connection with our initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies is subject to continual change. For instance, the premiums charged for such policies have increased at times and the terms of such policies have become less favorable. There can be no assurance that these trends will not continue or return.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by no later than March 23, 2027. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any other target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Rights will expire worthless.

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination by no later than March 23, 2027. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may only receive $10.00 per share or less in certain circumstances, and our Rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, subject to the limitations described in our prospectus filed in connection with our Initial Public Offering, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by the required deadline or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination by the required deadline, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by the required deadline for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Shareholders may be forced to wait beyond the required deadline before they receive funds from our Trust Account. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Rights, potentially at a loss.

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

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate at least until by March 23, 2027 (assuming our board extends the time to complete a business combination as further described herein), we may be unable to complete our initial business combination, in which case our Public Shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Rights will expire worthless.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until March 23, 2027 (assuming our board extends the time to complete a business combination); however, we cannot assure you that our estimate is accurate. If the available funds are not sufficient, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business and we may be forced to liquidate. If we are unable to complete our initial business combination, our Public Shareholders may receive only approximately $10.00 per share or less in certain circumstances on the liquidation of our Trust Account and our Rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we only have until March 23, 2027 (assuming our board extends the period of time to consummate a business combination) to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may prevent us from completing the transaction and require us to liquidate. If we liquidate, our Public Shareholders may only receive $10.00 per share initially, and our Rights will expire worthless. Our Public Shareholders may also lose the potential investment opportunity in a target company and the opportunity of realizing future gains on such investments through any price appreciation in the combined company.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Ordinary Shares and 2,000,000 preference shares, par value $0.0001 per share. We may issue a substantial number of additional Ordinary Shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional capital shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by March 23, 2027 or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

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

On June 24, 2022, the Decision of the Standing Committee of the National People’s Congress to Amend the Antitrust Law of the People’s Republic of China, or the “Decision to Amend the Antitrust Law,” was adopted and became effective on August 1, 2022. The Decision to Amend the Antitrust Law strengthens the regulation on the internet platforms, requiring that companies shall not use data and algorithms, technologies, capital advantages, platform rules and other means to engage in monopolistic conduct and also escalates the administrative penalties for monopolistic conduct and for the failure to notify the antitrust agencies on proposed transactions that will lead to concentration of businesses. The State Council Antitrust Enforcement Agency may order to reinstate the original status prior to the concentration and impose a fine on the operators. Since such provisions are relatively new, uncertain still remains as to the interpretation and implementation of such laws and regulations. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the Trust Account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since the approval process may take a period longer than we expect before we consummate a definitive agreement with a target company, we may be unable to complete a business combination by March 23, 2027.

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

The Security Review Regulations and the New FISR Measures will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations and the New FISR Measures. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes may delay or inhibit our ability to complete our potential initial business combination, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. As a result, we may be unable to complete a business combination.

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

If, for example, our potential initial business combination is with a target business operating in the PRC and if the aforementioned laws and regulations mandate clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. As a result, we may be unable to complete an initial business combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held in demand deposit or cash accounts or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our Public Shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Rights will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

If we are deemed to be an investment company for purposes of the Investment Company Act, we could be forced to liquidate and investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our Rights would expire worthless.

As indicated above, we have until March 23, 2027 to consummate an initial business combination (assuming our board extends the time to consummate such a transaction as described herein). It is possible that a claim in the future could be made that we have been operating as an unregistered investment company. It is also possible that the investment of funds from the IPO and private placement of units during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash. Furthermore, the longer the funds are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, the greater the risk could be that we are considered an investment company. If we are deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause us to liquidate. If we are forced to liquidate, investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our Rights would expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 2. PROPERTY

Our executive offices are located at 205 West 37th Street, New York, New York 10018, and our telephone number is (203) 998-5540. Pursuant to an Administrative Services Agreement, until the completion of our initial Business Combination or liquidation, we will pay a monthly fee of $10,000 to Cayson Holding LP for office space, secretarial and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders

As of December 31, 2025, there was 3 holders of record of our units, 7 holders of record of our Ordinary Shares and 1 holders of record of our Rights .

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

Transaction costs amounted to $3,722,527 (net of $300,000 underwriters cash reimbursement of deferred offering cost), consisting of $1,200,000 of cash underwriting fees, $2,100,000 of deferred underwriting commission and $422, 527 (net of $300,000 underwriters cash reimbursement of deferred offering cost) of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the Initial Public Offering.

On March 18, 2026, the Company held an extraordinary general meeting at which shareholders voted to approve amendments to the Company’s amended and restated memorandum and articles of association to, among other things, the Company’s board of directors was granted authority to extend the time that the Company has to consummate an initial business combination on a monthly basis, up to twelve (12) months (or until March 23, 2027) provided that the Company’s Sponsors, officers, directors, affiliates or designees lend to the Company an aggregate of $125,000 for each month utilized to consummate an initial business combination and to remove the limitation (the “Redemption Limitation”) that the Company shall not redeem public shares to the extent that such redemptions would cause the Company’s net tangible assets to be less than $5,000,001. In connection with the Meeting, holders of an aggregate of 2,541,908 public shares of the Company exercised their right to have their shares redeemed for a pro rata amount held in the Company’s trust account, or approximately $10.83 per share. As a result, approximately $27.5 million was removed from the trust account for such redemptions.

Effective as of March 18, 2026, Mango Financial agreed to lend to the Company an aggregate of $750,000. The first $125,000 of such amount was loaned to the Company and the Company deposited such amount into the trust account in order to extend the time that the Company has to consummate an initial business combination as described above.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through December 31, 2025 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on investments held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2025, we had a net income of $1,637,488, which consists of a loss of $908,002 derived from formation and operating costs offset by interest earned on cash and investments held in Trust Account of $2,535,846 and bank interest income of $9,644.

For the period from May 27, 2024 (inception) through the year ended December 31, 2024, we had a net income of $475,489, which consists of a loss of $281,186 derived from formation and operating costs offset by interest earned on investments held in Trust Account of $752,079 and bank interest income of $4,596.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Ordinary Shares, par value $0.0001 per share, by the Sponsor, issuance of representative shares to EarlyBirdCapital, Inc. and advances from the Sponsor.

On September 23, 2024, we consummated our IPO of Units, at $10.00 per Unit, generating gross proceeds of $60,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 230,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors, generating total gross proceeds of $2,300,000.

Following the Initial Public Offering and the private placement, an aggregate of $60,000,000 ($10.00 per Unit) was placed in the Trust Account. We incurred transaction costs of transaction costs amounted to $3,722,527 (net of $300,000 underwriters cash reimbursement of deferred offering cost), consisting of $1,200,000 of cash underwriting fees, $2,100,000 of deferred underwriting fees, and $422,527 of other offering costs.

For the period ended December 31, 2025, cash used in operating activities was $401,584. Net income of $1,637,488 was affected by interest earned on cash held in the Trust Account of $2,535,846. Changes in operating assets and liabilities used $496,774 of cash for operating activities.

For the period from May 27, 2024 (inception) through December 31, 2024, cash used in operating activities was $369,218. Net income of $475,489 was affected by interest earned on cash held in the Trust Account of $752,079. Changes in operating assets and liabilities used $92,628 of cash for operating activities.

For the year ended December, 2025, cash used in investing activities was $1,200,000, which represents the extension payment deposited into Trust account,  in connection with the Company’s extension of the deadline to consummate a Business Combination. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account.

For the period from May 27, 2024 (inception) through December 31, 2024, cash used in investing activities was $60,000,000, representing investment of cash in Trust Account.

For the year ended December, 2025, cash provided by financing activities was $1,200,000, consisting of $900,000 of proceeds from promissory notes and $300,000 of proceeds from promissory notes – related party.

For the period from May 27, 2024 (inception) through December 31, 2024, cash provided by financing activities was $60,834,472, primarily due to the proceeds of $60,000,000 from initial public offering, $2,300,000 from private placement, borrowings of $261,317 from related party, partially offset by the repayment of $261,317 to borrowings from related party, payment of $1,200,000 underwriter’s discount, and $266,978 offering cost.

As of December 31, 2025, we had cash held in the Trust Account of $64,487,925. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025 and 2024, we had a cash balance of $63,670 and $465,254, respectively. Our working capital deficit was $1,157,343 as of December 31, 2025. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

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

As of December 31, 2025, the Company had $63,670 in its operating bank account and working capital deficit of $1,157,343. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

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

Based on the foregoing, management believes that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time. Moreover, management’s plans to consummate the initial business combination may not be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level, due to the lack of segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
●

provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the U.S., and our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets could have a material effect on the financial statements.

Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, so actions will be taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective, due to the lack of segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC to permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025  , no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Yawei Cao	51	Chairman and Chief Executive Officer
Taylor Zhang	47	Chief Financial Officer
Annie Liang-Zhou	42	Independent Director
Sanxin Yan	63	Independent Director
Yue Zhuge	56	Independent Director

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

Taylor Zhang, our Chief Financial Officer, had served as Chief Financial Officer and Executive Director of TenX Keane Acquisition, a blank check company (Nasdaq: TENK), from March 2021 to August 2024. On August 12, 2024, TENK completed a business combination with Citius Oncology Inc (Nasdaq: CTOR), a late-stage pharmaceutical company focused on developing and commercializing targeted oncology therapies with its primary asset, LYMPHIR, approved by the FDA for the treatment of adults with relapsed or refractory CTCL who had had at least one prior systemic therapy. Mr. Zhang is also affiliated with the sponsor of several blank check companies. From May 2009 to December 2021, Mr. Zhang served as Chief Financial Officer and executive director of China XD Plastics Company Limited, where he oversaw XD’s major financial and capital market matters, including Nasdaq listing, direct equity financing from prominent institutional investors and a global bond offering. During his tenure at XD, its revenue grew at CAGR of 56% and exceeded $1 billion in six years after listing on Nasdaq. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc. From 2007 to 2008, he served as the Executive Vice President of Finance of China Natural Gas, Inc. From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. Mr. Zhang has also served as a Director of AMC Robotics Corporation since December 2025. Mr. Zhang received a bachelor’s degree in mechanical and electronic engineering from Beijing Technology and Business University and an M.B.A. from University of Florida.

Annie Liang-Zhou, one of our independent directors, is Co-Founder and has served as Managing Partner of Liang Capital Partners, a private multi-family office focused on wealth succession, carbon trading, and impact for next-gen families, responsible for education, arts & culture, and philanthropy, since 2019. Previously, from 2016 to 2020, she was Director of External Affairs of the U.S.- China Green Fund and still manages its corporate foundation focused on environmental education and action. Ms. Liang-Zhou is also Founder and has served as Managing Partner of Universal Pacific Advisors LLC, a cross-border consulting company focused on financial advisory, strategy, and government relations for sustainable businesses, since 2013. Prior to founding Universal Pacific Advisors, she was a development and research associate with the World Policy Institute, a non-partisan think tank dedicated to solution-focused policy analysis, where she helped to publish a paper entitled “The Water-Energy Nexus: Adding Water to the Energy Agenda.” Previously, Ms. Liang-Zhou was an associate with Neuberger Berman (formerly Lehman Brothers Asset Management) responsible for business development, investor relations, and new product development in the Quantitative Investment Group and was a derivatives analyst with MetLife Investments. Ms. Liang-Zhou is a frequent speaker on climate change, impact investing, and mindfulness, and has leadership roles in a number of non-profit organizations including Teach for China’s Young Advisory Committee, the China Institute Next Gen x Serica, and World Monuments Fund’s International Council. She is a member of the National Committee on US-China Relations and Next Gen Leader of the Committee of 100. She is also on the International Advisory Committee of Miss Porter’s School. Ms. Liang-Zhou earned her MBA from University of Oxford’s Saïd Business School, MPA from Columbia University’s School of International and Public Affairs, where she serves as an ambassador, and her BBA from George Washington University. We believe Ms. Liang-Zhou is well-qualified to serve as a member of our board of directors due to her experience, contacts and relationships.

Sanxin Yan, one of our independent directors, has over 25 years of leadership experience in multinational corporations. Since May 2024, he has served as the Chairman of Board of Directors of Hong Kong Joyful Bird International Capital Corporation Limited, an investment company, where he is responsible for strategic planning, human resources, fundraising and investment decisions. Since October 2023, he has also been Chairman of Board of Directors of US Starlines LLC, a textile company, where he oversees strategic planning, human resources, and marketing in both China and the US. He has also served as Chief Executive Officer of Gold Mountain Winery, Inc., a vineyard and winemaking company, since December 2011, where he is responsible for strategic planning, human resources, finance, and marketing in the US and China, and as Chief Executive Officer of Hong Kong Starlines Corporation Limited, a garment company, since October 2001, where he oversees human resources and sales and marketing for clients such as Gap, Old Navy, and Reyn Spooner. Mr. Yan received a Bachelor of Arts in British and American Literature from Wuhan University, China. We believe Mr. Yan is well-qualified to serve as a member of our board of directors due to his experience, contacts and relationships.

Yue Zhuge, one of our independent directors, has significant experience in the TMT domain, holding investment partner, founder and executive management positions in a number of companies. Since 2023, she has served as a Partner of NGP Capital (Nokia Growth Partners). She has also been a founding Partner of QuarkStar, an independent advisory firm focused on high-tech advisory and cross-border mergers and acquisitions for startups in artificial intelligence, video and digital transformation. Previously, Ms. Zhuge served as the General Manager and Vice President of Research & Development at Hulu Beijing from 2015 to 2021. There, she led a team of engineers and researchers in developing key technologies for Hulu, including machine learning and AI, video, advertising, search, and data science. Prior to that, Ms. Zhuge was the co-founder and Chief Executive Officer of Landscape Mobile, an imaging mobile app startup acquired by Youku. She previously held positions at Yahoo! and Microsoft. Her paper on distributed information systems won the ACM SIGMOD Test of Time Award in 2005. In addition, she served as the Board Member of Trustees at Dulwich College Beijing and as a mentor for Schwarzman Scholars at Tsinghua University. Ms. Zhuge earned her MS and Ph.D. in Computer Science from Stanford University, as well as an MS in Applied Mathematics from Stony Brook. She completed her undergraduate studies at Tsinghua University. We believe Ms. Zhuge is well-qualified to serve as a member of our board of directors due to her experience, contacts and relationships.

Number and terms of office of officers and directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Annie Liang-Zhou, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Sanxin Yan, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Yawei Cao and Yue Zhuge, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Annie Liang-Zhou, Sanxin Yan and Yue Zhuge are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Effective September 19, 2024, we formed an audit committee. Annie Liang-Zhou, Yue Zhuge and Sanxin Yan as members of our audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Annie Liang-Zhou qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Effective September 19, 2024, we established a compensation committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Annie Liang-Zhou, Sanxin Yan and Yue Zhuge serve as members of our compensation committee. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

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

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership		Approximate percentage of outstanding Ordinary Shares
Yawei Cao	769,780	(2)	14.6%
Cayson Holding LP	750,000	(3)	14.2%
Taylor Zhang	960,220	(4)	18.2%
Annie Liang-Zhou	0	(2)	*
Sanxin Yan	0	(2)	*
Yue Zhuge	0	(2)	*
All officers and directors as a group (five individuals)	1,730,000	(5)	32.7%
Kerry Propper(6)	420,119		7.9%
Antonio Ruiz-Gimenez(6)	420,119		7.9%
Wolverine Asset Management LLC(7)	403,715		7.8%
Mizuho Financial Group, Inc.(8)	645,000		12,2%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Cayson Acquisition Corp, 420 Lexington Avenue, Room 2446, New York NY 10170.

(2)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in Cayson Holding LP.

(3)	Cayson Holding LP is the record holder of the founder shares and private shares reported herein. Cayson Management LLC is the general partner of Cayson Holding LP and Taylor Zhang is the manager of Cayson Management LLC.

(4)	Represents 750,000 shares held directly by Cayson Holding LP as indicated above in footnote 3 and 210,220 shares held by TenX Global Capital LP, an affiliate of Mr. Zhang. Accordingly, Mr. Zhang is deemed to be the beneficial owner of all of such shares.

(5)	Represents shares beneficially held by Yawei Cao and Taylor Zhang as indicated above in footnotes 3 and 4.

(6)	Represents shares held by private funds managed by registered investment advisers whose managing members are Kerry Propper and Antonio Ruiz-Gimenez. The business address of such individuals is 1 Pennsylvania Plaza, 48th Floor, New York, New York 10119. Based on a Schedule 13G filed on November 12, 2024.

(7)	Wolverine Asset Management, LLC (“WAM”) is an investment adviser and has voting and dispositive power over 403,715 Ordinary Shares. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over 403,715 Ordinary Shares. The business address of such entities is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604. Based on a Schedule 13G filed on January 31, 2025.

(8)	Represents shares held by Mizuho Financial Group, Inc. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The business address of such entity is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan. Based on a Schedule 13G/A filed on February 13, 2025.

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

Equity Compensation Plans

As of December 31, 2025, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Our Sponsors agreed to loan us up to $300,000 to be used for a portion of the expenses of our Initial Public Offering. These loans are non-interest bearing, unsecured and were due at the closing of our Initial Public Offering. The loans were repaid upon the closing of our Initial Public Offering out of the offering proceeds not held in the Trust Account  .

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

On September 9, 2025, Cayson Holding LP issued an unsecured promissory note to the Company in the aggregate principal amount of $300,000 (the “Extension Note”). The Extension Note is non-interest bearing and is payable in full upon the consummation of a Business Combination. The proceeds were deposited into the Trust Account and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to December 23, 2025. As of December 31, 2025, $300,000 was outstanding under the Extension Note.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of initial registration, Initial Public Offering, and year-end financial statements and interim review of the financial information included in our registration statement or Form 10-Q for the respective periods. The aggregate fees billed by MaloneBailey for professional services rendered for the initial audit and post-IPO balance sheet audit for the year ended December 31, 2025 and for the period from May 27, 2024 (inception) through December 31, 2024 totaled $114,021 and $139,050, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey for audit-related services for the year ended December 31, 2025 or for the period from May 27, 2024 (inception) through December 31, 2024.

All Other Fees. There were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above for the year ended December 31, 2025 or for the period from May 27, 2024 (inception) through December 31, 2024.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description

2.1	Agreement Plan of Merger, dated July 11, 2025, by and among the SPAC, the Company, North Water and Merger Sub+

3.1	Amended and Restated Memorandum and Articles of Association.*

4.1	Specimen Unit Certificate.**

4.2	Specimen Ordinary Share Certificate.**

4.3	Specimen Rights Certificate.**

4.4	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of the Registrant’s Securities.***

10.2	Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**

10.3	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.4	Registration Rights Agreement between the Company and certain security holders.*

10.5	Private Placement Units Purchase Agreement between the Registrant and the Sponsors.**

10.9	Form of Indemnification Agreement.*

10.10	Administrative Services Agreement.*

10.11	Form of Share Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.**

14	Code of Ethics.**

19.1	Insider Trading Policy.***

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 20, 2024.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-280564).
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 26, 2025.
+	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2025. Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2) or 601(a)(5), as applicable. The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2026.

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

Name	Position	Date

/s/ Yawei Cao	Chief Executive Officer and Chairman (Principal Executive Officer)	March 24, 2026
Yawei Cao

/s/ Taylor Zhang	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2026
Taylor Zhang

/s/ Annie Liang-Zhou	Director	March 24, 2026
Annie Liang-Zhou

/s/ Sanxin Yan	Director	March 24, 2026
Sanxin Yan

/s/ Yue Zhuge	Director	March 24, 2026
Yue Zhuge

CAYSON ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cayson Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cayson Acquisition Corp (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from May 27, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from May 27, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2024.

Houston, Texas

March 24, 2026

CAYSON ACQUISITION CORP

BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$63,670	$465,254
Prepaid expenses	88,317	129,496
Total Current Assets	151,987	594,750
Prepaid expenses - non-current	-	66,158
Cash and investments held in trust account	64,487,925	60,752,079
Total Non-current assets	64,487,925	60,818,237
Total Assets	$64,639,912	$61,412,987

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$-	$65,000
Accrued expenses	109,330	38,025
Promissory note	900,000	-
Promissory note - related party	300,000	-
Total Current Liabilities	1,309,330	103,025
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	3,409,330	2,203,025

Commitments and contingencies
Ordinary shares subject to possible redemption 6,000,000 shares at a redemption value of $10.75 and $10.13 per share as of December 31, 2025 and December 31, 2024, respectively	64,487,925	60,752,079

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,830,000 shares issued and outstanding (excluding 6,000,000 shares subject to redemption)	183	183
Additional paid-in capital	-	-
Accumulated deficit	(3,257,526)	(1,542,300)

Total Shareholders’ Deficit	(3,257,343)	(1,542,117)
Total Liabilities and Shareholders’ Deficit	$64,639,912	$61,412,987

The accompanying notes are an integral part of the financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31, 2025	FOR THE PERIOD FROM MAY 27, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Formation and operating costs	$908,002	$281,186
Loss from operations	(908,002)	(281,186)

Other Income
Bank interest income	9,644	4,596
Interest earned on cash and investments held in Trust Account	2,535,846	752,079
Total other income	2,545,490	756,675

Net Income	$1,637,488	$475,489

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,000,000	2,739,726
Basic and diluted net income per share, ordinary shares subject to redemption	$0.21	$0.10
Basic and diluted weighted average shares outstanding, ordinary shares, non-redeemable	1,830,000	1,832,763
Basic and diluted net income per share, ordinary shares, non-redeemable	$0.21	$0.10

The accompanying notes are an integral part of the financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 27, 2024 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to Sponsor	1,725,000	173	24,827	-	25,000
Shares Issued to EBC	100,000	10	131,990	-	132,000
Proceeds from sale of public units	6,000,000	600	59,999,400	-	60,000,000
Proceeds from sale of 230,000 private units	230,000	23	2,299,977	-	2,300,000
Allocation of offering costs to ordinary shares subject to possible redemption	-		(3,722,527)	-	(3,722,527)
Initial classification of ordinary shares subject to redemption to temporary equity	(6,000,000)	(600)	(59,279,400)	-	(59,280,000)
Allocation of offering costs to ordinary shares subject to redemption	-	-	3,974,257	-	3,974,257
Accretion of additional paid in capital to accumulated deficit	-	-	(3,428,524)	(1,265,733)	(4,694,257)
Forfeiture of ordinary shares	(225,000)	(23)	23	-	-
Subsequent measurement of common stock subject to possible redemption	-	-	(23)	(752,056)	(752,079)
Net income	-	-	-	475,489	475,489
Balance as of December 31, 2024	1,830,000	$183	$-	$(1,542,300)	$(1,542,117)
Transaction costs paid on behalf of the Company	-	-	383,131	-	383,131
Subsequent measurement of common stock subject to possible redemption	-	-	(383,131)	(2,152,714)	(2,535,845)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	(1,200,000)	(1,200,000)
Net income	-	-	-	1,637,488	1,637,488
Balance as of December 31, 2025	1,830,000	$183	$-	$(3,257,526)	$(3,257,343)

The accompanying notes are an integral part of the financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31, 2025	FOR THE PERIOD FROM MAY 27, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,637,488	$475,489
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(2,535,846)	(752,079)
Changes in operating assets and liabilities:
Accrued offering costs	(65,000)	65,000
Accrued expenses	454,437	38,025
Prepaid expense	107,337	(195,653)

CASH USED IN OPERATING ACTIVITIES	(401,584)	(369,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited into Trust account	(1,200,000)	(60,000,000)
CASH USED IN INVESTING ACTIVITIES	(1,200,000)	(60,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory note	900,000	-
Promissory note - related party	300,000	-
Proceeds from issuance of EBC Founders Share	-	1,450
Proceeds from initial public offering	-	60,000,000
Proceeds from private placement	-	2,300,000
Payment of underwriter’s discount	-	(1,200,000)
Borrowings from related party	-	261,317
Repayment of borrowings from related party	-	(261,317)
Payment of offering costs	-	(266,978)

CASH PROVIDED BY FINANCING ACTIVITIES	1,200,000	60,834,472

NET INCREASE IN CASH	(401,584)	465,254
CASH AT BEGINNING OF THE PERIOD	465,254	-
CASH AT YEAR END	$63,670	$465,254

Supplemental disclosure of cash flow information:
Issuance of founder shares in exchange for deferred offering costs	$-	$25,000
Fair value of EBC Founder Shares charged to deferred offering costs	$-	$130,550
Allocation of offering costs to ordinary shares subject to redemption	$-	$3,974,257
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$3,722,527
Initial classification of ordinary shares subject to redemption to temporary equity	$-	$59,280,000
Accretion of additional paid in capital to accumulated deficit	$-	$4,694,257
Forfeiture of ordinary shares	$-	$23
Contribution of transaction cost	$383,132	$-
Subsequent measurement of ordinary shares subject to possible redemption	$2,535,846	$752,079
Extension funds attributable to ordinary shares subject to redemption	$1,200,000	$-

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

The Company’s sponsors are Yawei Cao and Cayson Holding LP, a Delaware limited partnership (the “Sponsors”). As of December 31, 2025, the Company had not commenced any operations. All activity for the period from May 27, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO (the “Registration Statement”) was declared effective on September 19, 2024. On September 23, 2024, the Company consummated the IPO of 6,000,000 units, (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $60,000,000, which is described in NOTE 3, and the sale of 230,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors, that was closed simultaneously with the IPO (see NOTE 4). Additionally, On October 15, 2024, the underwriters’ over-allotment option expired and the sponsors forfeited an aggregate of 225,000 founder shares.

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

The Company will have up to 21 months, if the Company extend the time to complete a business combination (the “Combination Period). If the Company does not complete an initial Business Combination within the Combination Period and such time period is not further extended by the Company’s shareholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Extension of Time to Consummate Business Combination

Effective as of September 17, 2025, Cayson Holding LP, one of the Company’s Sponsors, and Mango Financial Limited (“Mango Financial”) loaned the Company an aggregate of $600,000. Such funds were deposited into escrow account managed by the Company’s trustee, Continental. On October 10, 2025, the Company’s trustee, deposited $600,000 into the Trust Account. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to December 23, 2025.

Effective as of December 17, 2025, Mango Financial Limited (“Mango Financial”) loaned the Company an aggregate of $600,000. On December 23, 2025, such funds were deposited $600,000 into the Trust Account. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from December 23, 2025 to March 23, 2026.

On March 18, 2026, the Company held an extraordinary general meeting virtually, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination on a monthly basis, up to twelve (12) months (or until March 23, 2027) (the “Extended Date”) (the “2026 Extension Amendment Proposal”), (ii) the proposal to remove the limitation that the Company shall not redeem public shares to the extent that such redemptions would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Proposal”), and (iii) the proposal to amend the Company’s investment management trust agreement, dated September 19, 2024, by and between the Company and the Trustee to allow the Company to extend the Termination Date up to twelve time from the Termination Date to March 23, 2027 with all twelve extensions comprised of one month each by providing five days’ advance notice to the Trustee and depositing into the Trust Account a payment of $125,000 per extension (the “Extension Payment”) until March 23, 2027.

In connection with the vote to approve the 2026 Extension Amendment Proposal and the Redemption Limitation Proposal at the Extraordinary General Meeting on March 18, 2026, the holders of 2,541,908 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $27,536,646.

Effective as of March 18, 2026, Mango Financial agreed to lend the Company an aggregate of $750,000. The first $125,000 of such amount was loaned to the Company and the Company deposited such amount into the trust account established by the Company in connection with its initial public offering pursuant to the Company’s Amended and Restated Memorandum and Articles of Association and trust agreement, as amended, governing the trust account in order to extend the time that the Company has to consummate an initial business combination (a “Business Combination”) as described below. The loan is evidenced by a promissory note (the “Note”) issued by the Company to Mango Financial. The Note bears no interest and is repayable in full upon consummation of a Business Combination. On March 19, 2026, $125,000 was deposited into the trust Account to extend the deadline from March 23, 2026 to April 23, 2026

Going Concern Consideration

As of December 31, 2025, the Company had $63,670 in its operating bank account and working capital deficit of $1,157,343. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$64,487,925	$64,487,925	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in trust account	$60,752,079	$60,752,079	$—	$—

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $63,670 and $465,254 and no cash equivalents as of December 31, 2025 and 2024, respectively.

Cash and Investments held in Trust Account

As of December 31, 2025 and 2024, the Company had $64,487,925 and $60,752,079 in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2025 and 2024, $0 and $215,254 was uninsured.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

For the year ended December 31, 2025 and the period ended December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For The Year Ended December 31, 2025		For The Period from May 27, 2024 (Inception) through December 31, 2024
	Redeemable shares	Non- Redeemable Shares	Redeemable shares	Non- Redeemable Shares
Basic and diluted net income per ordinary share
Numerators:
Allocation of net income	$1,254,780	$382,708	$284,902	$190,587

Denominators:
Weighted-average ordinary shares outstanding	6,000,000	1,830,000	2,739,726	1,832,763
Basic and diluted net income per ordinary share	$0.21	$0.21	$0.10	$0.10

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025 and 2024, ordinary shares subject to possible redemption in an amount of $64,487,925 and $60,752,079 are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital has no outstanding balance as of December 31, 2025 and 2024.

As of December 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Total public offering gross proceeds	$60,000,000
Less:
Proceeds allocated to public rights	(720,000)
Offering costs allocated to public shares subject to possible redemption	(3,974,257)

Plus:
Accretion of carrying value to redemption value	4,694,257
Ordinary shares subject to possible redemption	$60,000,000

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	752,079
Ordinary shares subject to possible redemption, as of December 31, 2024	$60,752,079
Plus:
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on cash and investments held in Trust Account)	2,535,846
Subsequent measurement of ordinary shares subject to possible redemption (extension)	1,200,000
Ordinary shares subject to possible redemption, as of December 31, 2025	$64,487,925

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

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

On September 9, 2025, Cayson Holding LP, one of the Sponsors, issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate amount of $300,000 (the “Extension Note”). The Extension Note is non-interest bearing and are repayable in full upon consummation of a Business Combination. The proceeds from the Extension Note were deposited into escrow account managed by the Company’s trustee, Continental. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to December 23, 2025. As of December 31, 2025, $300,000 was outstanding under the Extension Note.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from May 27, 2024 (inception) through September 23, 2024, the Sponsors had paid $261,317 on behalf of the Company. On September 23, 2024, the Company repaid $286,317 out of the offering proceeds held in trust account, resulting in a $25,000 due from the sponsor as of September 23, 2024. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of December 31, 2025 and 2024, there is no outstanding balance due to the related party.

Due from Related Party

At the closing of the Initial Public Offering, $25,000 was over funded to the Sponsor for the repayment of amounts due to related party as described above. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of December 31, 2025  and 2024, there is no outstanding balance due from the related party.

Consulting Services Agreement

The Company engaged TenX Global Capital LP (“TenX”) as a related party consultant in connection with the formation and initial public offering. During the period from May 27, 2024 (inception) through December 31, 2024, $150,000 has been paid through sponsor as deferred offering costs for these services. As of December 31, 2025 and 2024, no amounts remain outstanding.

Administration Fee

Commencing on September 19, 2024, one of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate for the Company’s use of its office, utilities and personnel. As of December 31, 2025 and 2024, an administration fee of $14,000 and $4,194 has been accrued to accrued expenses.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with its search for and consummation of a Business Combination, the Sponsors, its affiliates or any of the Company’s officers and directors may but are not obligated to, loan to the Company funds as the Company may require, of which up to $1,500,000 of such loans may be convertible into private placement-equivalent units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. As of December 31, 2025 and 2024, the Company has not incurred any such loans.

NOTE 6 - PROMISSORY NOTE FROM A THIRD PARTY

On September 9, 2025, Mango Financial, the party that entered into the Merger Agreement with the Company (see Note 1- Proposed Business Combination), issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate principal amount of $300,000 (the “Mango Extension Note”). The Mango Extension Note is non-interest bearing and is payable in full upon consummation of a Business Combination. The proceeds from the Mango Extension Note were deposited into Trust account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to December 23, 2025.  As of December 31, 2025, $300,000 was outstanding under the Mango Extension Note.

On December 17, 2025, Mango Financial issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate principal amount of $600,000 (the “Mango Extension Note 2”). The Mango Extension Note 2 is non-interest bearing and is payable in full upon consummation of a Business Combination. The proceeds from the Mango Extension Note 2 were deposited into Trust Account on December 23, 2025, and were used to extend the period of time the Company has to consummate a Business Combination from December 23, 2025 to March 23, 2026. As of December 31, 2025, $600,000 was outstanding under the Mango Extension Note 2.

As of December 31, 2025, the total amount due was $900,000.

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share. As of December 31, 2025 and 2024, there were 1,830,000 ordinary shares issued and outstanding (excluding 6,000,000 shares subject to possible redemption), consisting of 1,500,000 Founder Shares, 100,000 EBC Founder Shares, and 230,000 Private Placement Units. (See Note 4 and Note 5 for further details).

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. Based upon this review, the Company identify the following subsequent events that would have required adjustment or disclosure in the financial statements:

On March 18, 2026, the Company held an extraordinary general meeting virtually, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination on a monthly basis, up to twelve (12) months (or until March 23, 2027) (the “Extended Date”), (ii) the proposal to remove the limitation that the Company shall not redeem public shares to the extent that such redemptions would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Proposal”), and (iii) the proposal to amend the Company’s investment management trust agreement, dated September 19, 2024, by and between the Company and the Trustee to allow the Company to extend the Termination Date up to twelve time from the Termination Date to March 23, 2027 with all twelve extensions comprised of one month each by providing five days’ advance notice to the Trustee and depositing into the Trust Account a payment of $125,000 per extension (the “Extension Payment”) until March 23, 2027.

In connection with the vote to approve the 2026 Extension Amendment Proposal and the Redemption Limitation Proposal at the Extraordinary General Meeting on March 18, 2026, the holders of 2,541,908 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $27,536,646.

On March 18, 2026, Mango Financial, the party to entered the Merger Agreement with the Company (see Note 1- Proposed Business Combination), issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate principal amount of $750,000 (the “Mango Extension Note 3”). The first $125,000 of such amount was loaned to the Company and the Company deposited such amount into the trust account established by the Company in connection with its initial public offering pursuant to the Company’s Amended and Restated Memorandum and Articles of Association and trust agreement, as amended, governing the trust account in order to extend the time that the Company has to consummate an initial business combination (a “Business Combination”) as described below. The loan is evidenced by a promissory note (the “Note”) issued by the Company to Mango Financial. The Note bears no interest and is repayable in full upon consummation of a Business Combination.

On March 19, 2026, $125,000 was deposited into the Trust Account to extend the deadline from March 23, 2026 to April 23, 2026.

