Form 10-Q
period 2026-03-31
Cayson Acquisition Corp
filed 2026-05-15
CIK 2024203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, the registrant had 5,288,092 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CAYSON ACQUISITION CORP

BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025

ASSETS
Current Assets
Cash	$64,433	$63,670
Prepaid expenses	62,527	88,317
Total Current Assets	126,960	151,987
Cash and investments held in trust account	37,622,133	64,487,925
Total Non-current assets	37,622,133	64,487,925
Total Assets	$37,749,093	$64,639,912

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	153,867	109,330
Promissory note - third party	1,025,000	900,000
Promissory note - related party	300,000	300,000
Total Current Liabilities	1,478,867	1,309,330
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	3,578,867	3,409,330

Commitments and contingencies
Ordinary shares subject to possible redemption 3,458,092 and 6,000,000 shares at a redemption value of $10.88 and $10.75 per share as of March 31, 2026 and December 31, 2025, respectively	37,622,133	64,487,925

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,830,000 shares issued and outstanding (excluding 3,458,092 and 6,000,000 shares subject to redemption as of March 31, 2026 and December 31, 2025, respectively)	183	183
Additional paid-in capital	-	-
Accumulated deficit	(3,452,090)	(3,257,526)

Total Shareholders’ Deficit	(3,451,907)	(3,257,343)
Total Liabilities and Shareholders’ Deficit	$37,749,093	$64,639,912

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2026	2025

Formation and operating costs	$294,218	$235,799
Loss from operations	(294,218)	(235,799)

Other Income
Bank interest income	763	4,302
Interest earned on cash and investments held in Trust Account	545,855	636,174
Total other income	546,618	640,476

Net Income	$252,400	$404,677

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,745,809	6,000,000
Basic and diluted net income per share, ordinary shares subject to redemption	$0.03	$0.05
Basic and diluted weighted average shares outstanding, ordinary shares, non-redeemable	1,830,000	1,830,000
Basic and diluted net income per share, ordinary shares, non-redeemable	$0.03	$0.05

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	1,830,000	$183	$-	$(3,257,526)	$(3,257,343)
Transaction costs paid on behalf of the Company			223,891		223,891
Subsequent measurement of ordinary shares subject to possible redemption	-	-	(223,891)	(321,964)	(545,855)
Extension funds attributable to ordinary shares subject to redemption				(125,000)	(125,000)
Net income	-	-	-	252,400	252,400
Balance as of March 31, 2026	1,830,000	$183	$-	$(3,452,090)	$(3,451,907)

FOR THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	1,830,000	$183	$-	$(1,542,300)	$(1,542,117)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(636,174)	(636,174)
Net income	-	-	-	404,677	404,677
Balance as of March 31, 2025	1,830,000	$183	$-	$(1,773,797)	$(1,773,614)

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2026	FOR THE THREE MONTHS ENDED MARCH 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$252,400	$404,677
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(545,855)	(636,174)
Changes in operating assets and liabilities:
Accrued expenses	268,428	59,968
Prepaid expense	25,790	21,460

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	763	(150,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from trust account in connection with redemption	27,536,647	-
Cash deposited into Trust account	(125,000)	-
CASH PROVIDED BY INVESTING ACTIVITIES	27,411,647	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made in relation to redemptions of ordinary shares	(27,536,647)	-
Promissory note – third party	125,000	-

CASH USED IN FINANCING ACTIVITIES	(27,411,647)	-

NET INCREASE (DECREASE) IN CASH	763	(150,069)
CASH AT BEGINNING OF THE PERIOD	63,670	465,254
CASH AT PERIOD END	$64,433	$315,185

Supplemental disclosure of cash flow information:
Contribution of transaction cost	$223,891	$-
Subsequent measurement of ordinary shares subject to possible redemption	$545,855	$636,174
Extension funds attributable to ordinary shares subject to redemption	$125,000	$-

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

The Company’s sponsors are Yawei Cao and Cayson Holding LP, a Delaware limited partnership (the “Sponsors”). As of March 31, 2026, the Company had not commenced any operations. All activity for the period from May 27, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for our initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company originally had up to 21 months to consummate an initial Business Combination, if the Company extended the time to complete a Business Combination as provided in the Registration Statement (the “Combination Period”). The Combination Period was extended in December 2025 as indicated below. If the Company does not complete an initial Business Combination within the Combination Period and such time period is not further extended by the Company’s shareholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On April 14, 2026, the parties entered into an amendment to the Merger Agreement (the “Amendment 2”).

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

Effective as of December 17, 2025, Mango Financial Limited (“Mango Financial”) loaned the Company an aggregate of $600,000. On December 23, 2025, such funds were deposited into the Trust Account. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from December 23, 2025 to March 23, 2026.

On March 18, 2026, the Company held an extraordinary general meeting virtually, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination on a monthly basis, up to twelve (12) months (or until March 23, 2027) (the “Extended Date”) (the “2026 Extension Amendment Proposal”), (ii) the proposal to remove the limitation that the Company shall not redeem public shares to the extent that such redemptions would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Proposal”), and (iii) the proposal to amend the Company’s investment management trust agreement, dated September 19, 2024, by and between the Company and the Trustee to allow the Company to extend the Termination Date up to twelve times from the Termination Date to March 23, 2027 with all twelve extensions comprised of one month each by providing five days’ advance notice to the Trustee and depositing into the Trust Account a payment of $125,000 per extension (the “Extension Payment”) until March 23, 2027.

In connection with the vote to approve the 2026 Extension Amendment Proposal and the Redemption Limitation Proposal at the Extraordinary General Meeting on March 18, 2026, the holders of 2,541,908 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $27,536,647.

Effective as of March 18, 2026, Mango Financial agreed to lend the Company an aggregate of $750,000. $250,000 of such amount has been loaned to the Company and the Company deposited such amounts into the trust account established by the Company in connection with its initial public offering pursuant to the Company’s Amended and Restated Memorandum and Articles of Association and trust agreement, as amended, governing the trust account in order to extend the time that the Company has to consummate an initial business combination (a “Business Combination”) as described below. The loans are evidenced by a promissory note (the “Note”) issued by the Company to Mango Financial. The Note bears no interest and is repayable in full upon consummation of a Business Combination. On March 19, 2026, $125,000 was deposited into the trust Account to extend the deadline from March 23, 2026 to April 23, 2026. On April 22, 2026, an additional $125,000 was deposited into the trust Account to extend the deadline from April 23, 2026 to May 23, 2026.

Going Concern Consideration

As of March 31, 2026, the Company had $64,433 in its operating bank account and a working capital deficit of $1,351,907. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025 included the Company’s Annual Report on Form 10-K, as filed with the SEC on March 24, 2026. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash of $64,433 and $63,670, respectively.

Cash and investments held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $37,622,133 and $64,487,925, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on cash and investments held in the Trust Account are included in interest earned on cash and investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2026, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2026 and December 31, 2025, $0 was uninsured.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

For the three months ended March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The net income per share presented in the statement of operations is based on the following:

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income per share:

Numerators:
Allocation of net Income including accretion of temporary equity	$191,431	$60,969	$310,098	$94,580
Allocation of net income	$191,431	$60,969	$310,098	$94,580

Denominators:
Weighted-average shares outstanding	5,745,809	1,830,000	6,000,000	1,830,000
Basic and diluted net income per share	$$0.03	$$0.03	$$0.05	$$0.05

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in trust account	$37,622,133	$37,622,133	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in trust account	$64,487,925	$64,487,925	$—	$—

 Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, ordinary shares subject to possible redemption in an amount of $37,622,133 and $64,487,925, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital has no outstanding balance at the period end.

As of March 31, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Ordinary shares subject to possible redemption, as of December 31, 2024	$60,752,079

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	2,535,846
Extension funds attributable to ordinary shares subject to redemption	1,200,000
Ordinary shares subject to possible redemption, as of December 31, 2025	$64,487,925
Less:
Redemption of ordinary shares (2,541,908 shares redeemed at approx. $10.83 per share on 3/23/2026)	(27,536,647)

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	545,855
Extension funds attributable to ordinary shares subject to redemption	125,000
Ordinary shares subject to possible redemption, as of March 31, 2026	$37,622,133

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

On September 9, 2025, Cayson Holding LP, one of the Sponsors, issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate amount of $300,000 (the “Extension Note”). The Extension Note is non-interest bearing and is repayable in full upon consummation of a Business Combination. The proceeds from the Extension Note were deposited into escrow account managed by the Company’s trustee, Continental. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to December 23, 2025. As of March 31, 2026, $300,000 was outstanding under the Extension Note.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from May 27, 2024 (inception) through September 23, 2024, the Sponsors had paid $261,317 on behalf of the Company. On September 23, 2024, the Company repaid $286,317 out of the offering proceeds held in trust account, resulting in a $25,000 due from the sponsor as of September 23, 2024. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of March 31, 2026 and December 31, 2025, there was no outstanding balance due to the related party.

Due from Related Party

At the closing of the Initial Public Offering, $25,000 was over funded to the Sponsor for the repayment of amounts due to related party as described above. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of March 31, 2026 and December 31, 2025, there was no outstanding balance due from the related party.

Consulting Services Agreement

The Company engaged TenX Global Capital LP (“TenX”) as a related party consultant in connection with the formation and initial public offering. During the period from May 27, 2024 (inception) through December 31, 2025, $150,000 has been paid through sponsor as deferred offering costs for these services. As of March 31, 2026 and December 31, 2025, no amounts remain outstanding.

Administration Fee

Commencing on September 19, 2024, the date the Company’s ordinary shares are first listed on the Nasdaq, one of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. As of March 31, 2026 and December 31, 2025, an administration fee of $44,000 and $14,000 has been accrued to accrued expenses, respectively.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with its search for and consummation of a Business Combination, the Sponsors, its affiliates or any of the Company’s officers and directors may but are not obligated to, loan to the Company funds as the Company may require, of which up to $1,500,000 of such loans may be convertible into private placement-equivalent units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. As of March 31, 2026 and December 31, 2025, the Company has not incurred any such loans.

NOTE 6 - PROMISSORY NOTE FROM A THIRD PARTY

On September 9, 2025, Mango Financial, the party to entered the Merger Agreement with the Company (see Note 1- Proposed Business Combination), issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate principal amount of $300,000 (the “Mango Extension Note 1”). The Mango Extension Note is non-interest bearing and is payable in full upon consummation of a Business Combination. The proceeds from the Mango Extension Note were deposited into escrow account managed by the Company’s trustee, Continental. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to December 23, 2025. As of March 31, 2026, $300,000 was outstanding under the Mango Extension Note.

On December 17, 2025, Mango Financial issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate principal amount of $600,000 (the “Mango Extension Note 2”). The Mango Extension Note 2 is non-interest bearing and is payable in full upon consummation of a Business Combination. The proceeds from the Mango Extension Note 2 were deposited into Trust Account on December 23, 2025, and were used to extend the period of time the Company has to consummate a Business Combination from December 23, 2025 to March 23, 2026. As of March 31, 2026 and December 31, 2025, $600,000 was outstanding under the Mango Extension Note 2.

On March 18, 2026, Mango Financial issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate principal amount of $750,000 (the “Mango Extension Note 3”). The Mango Extension Note 3 is non-interest bearing and is payable in full upon consummation of a Business Combination. The first $125,000 of such amount from the Mango Extension Note 3 were deposited into Trust Account on March 19, 2026, and were used to extend the period of time the Company has to consummate a Business Combination from March 23, 2026 to April 23, 2026. As of March 31, 2026, $125,000 was outstanding under the Mango Extension Note 3.

As of March 31, 2026 and December 31, 2025, the total amount due was $1,025,000 and $900,000 respectively.

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 1,830,000 ordinary shares issued and outstanding (excluding 3,458,092 shares subject to possible redemption), consisting of 1,500,000 Founder Shares, 100,000 EBC Founder Shares, and 230,000 Private Placement Units. (See Note 4 and Note 5 for further details).

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

During the three months ended March 31, 2026, MFG paid $223,891 of the Company’s transaction expenses directly on our behalf for which there is no obligation of repayment, and are recognized as capital contributions to the Company.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company identified the following subsequent event that is required disclosure in the financial statements:

On April 14, 2026, Cayson and Mango entered into an amendment to the Business Combination Agreement (the “Amendment 2”).

On April 22, 2026, Mango Financial loaned the second $125,000 of $750,000 (the “Mango Extension Note 3”) to the Company and the Company deposited such amount into the trust account in order to extend the time that the Company has to consummate an initial business combination from April 23, 2026, to May 23, 2026.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through March 31, 2026 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and investments held in trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2026, we had a net income of $252,400, which consists of loss of $294,218 derived from formation and operating costs offset by interest earned on cash and investments held in Trust Account of $545,855 and bank interest income of $763.

For the three months ended March 31, 2025, we had a net income of $404,677, which consists of loss of $235,799 derived from formation and operating costs offset by interest earned on cash and investments held in Trust Account of $636,174 and bank interest income of $4,302.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, our cash was $64,433.

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

For the three months ended March 31, 2026, cash and investments provided by operating activities was $763. Net income of $252,400 was adjusted by interest earned on cash and investments held in the Trust Account of $545,855. Changes in operating assets and liabilities used $294,218 of cash for operating activities.

For the three months ended March 31, 2026, cash provided by investing activities was $27,411,647. which represents the cash withdrawn from trust account in connection with redemption, and the extension payment deposited into the Trust account, in connection with the Company’s extension of the deadline to consummate a Business Combination. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account.

For the three months ended March 31, 2026, cash used in financing activities was $27,411,647, consisting of payment of $27,536,647 made in relation to redemption of ordinary shares and proceed of $125,000 from promissory notes.

As of March 31, 2026, we had cash and investments held in the Trust Account of $37,622,133. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had a cash balance of $64,433 held outside the Trust Account and working capital deficit of $1,351,907. We intend to use the funds held outside the Trust Account primarily to pay existing accounts payable, identify and evaluate target business combination candidates, perform business due diligence on prospective target businesses, pay for travel expenditures to plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

On September 9, 2025, Cayson Holding LP, one of the Sponsors, issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate amount of $300,000 (the “Extension Note”). The Extension Note is non-interest bearing and are repayable in full upon consummation of a Business Combination. The proceeds from the Extension Note were deposited into escrow account managed by the Company’s trustee, Continental. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to December 23, 2025. As of March 31, 2026, $300,000 was outstanding under the Extension Note.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from May 27, 2024 (inception) through September 23, 2024, the Sponsors had paid $261,317 on behalf of the Company. On September 23, 2024, the Company repaid $286,317 out of the offering proceeds held in trust account, resulting in a $25,000 due from the sponsor as of September 23, 2024. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of March 31, 2026 and December 31, 2025, there is no outstanding balance due to the related party.

Due from Related Party

At the closing of the IPO, $25,000 was over funded to the Sponsor for the repayment of amounts due to related party as described above. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of March 31, 2026 and December 31, 2025, there is no outstanding balance due from the related party.

Consulting Services Agreement

The Company engaged TenX Global Capital LP as a related party consultant in connection with the formation and initial public offering. During the period from May 27, 2024 (inception) through December 31, 2024, $150,000 has been paid through sponsor as deferred offering costs for these services. As of March 31, 2026 and December 31, 2025, no amounts remain outstanding.

Administration Fee

Commencing on September 19, 2024, one of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. As of March 31, 2026 and December 31, 2025, an administration fee of $44,000 and $14,000 has been accrued to accrued expenses, respectively.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with its search for and consummation of a Business Combination, the Sponsors, its affiliates or any of the Company’s officers and directors may but are not obligated to, loan to the Company funds as the Company may require, of which up to $1,500,000 of such loans may be convertible into private placement-equivalent units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. As of March 31, 2026 and December 31, 2025, the Company has not incurred any such loans.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Effective as of March 18, 2026, Mango Financial agreed to lend to the Company an aggregate of $750,000. The first $250,000 of such amount was loaned to the Company and the Company deposited such amounts into the trust account in order to extend the time that the Company has to consummate an initial business combination as described above.

For a description of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5 – Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

CAYSON ACQUISITION CORP

Dated: May 15, 2026	By.	/s/ Yawei Cao
Yawei Cao
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2026	By.	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

