Form 10-Q
period 2026-06-30
Cayson Acquisition Corp
filed 2026-08-07
CIK 2024203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7,  2026, the registrant had 5,288,092 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

CAYSON ACQUISITION CORP

BALANCE SHEETS (UNAUDITED)

	June 30, 2026	December 31, 2025

ASSETS
Current Assets
Cash	$54,485	$63,670
Prepaid expenses	45,203	88,317
Total Current Assets	99,688	151,987
Cash and investments held in trust account	38,331,573	64,487,925
Total Non-current assets	38,331,573	64,487,925
Total Assets	$38,431,261	$64,639,912

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	118,720	109,330
Promissory note - third party	1,400,000	900,000
Promissory note - related party	300,000	300,000
Total Current Liabilities	1,818,720	1,309,330
Deferred underwriting commission payable	2,100,000	2,100,000
Total Liabilities	3,918,720	3,409,330

Commitments and contingencies
Ordinary shares subject to possible redemption 3,458,092 and 6,000,000 shares at a redemption value of $11.08 and $10.75 per share as of June 30, 2026 and December 31, 2025, respectively	38,331,573	64,487,925

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,830,000 shares issued and outstanding (excluding 3,458,092 and 6,000,000 shares subject to redemption as of June 30, 2026 and December 31, 2025, respectively)	183	183
Additional paid-in capital	-	-
Accumulated deficit	(3,819,215)	(3,257,526)

Total Shareholders’ Deficit	(3,819,032)	(3,257,343)
Total Liabilities and Shareholders’ Deficit	$38,431,261	$64,639,912

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025

Formation and operating costs	$197,381	$259,113	$491,599	$494,912
Loss from operations	(197,381)	(259,113)	(491,599)	(494,912)

Other Income
Bank interest income	552	2,658	1,315	6,960
Interest earned on cash and investments held in Trust Account	334,439	640,013	880,294	1,276,187
Total other income	334,991	642,671	881,609	1,283,147

Net Income	$137,610	$383,558	$390,010	$788,235

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,458,092	6,000,000	4,595,631	6,000,000
Basic and diluted net income per share, ordinary shares subject to redemption	$0.03	$0.05	$0.06	$0.10
Basic and diluted weighted average shares outstanding, ordinary shares, non-redeemable	1,830,000	1,830,000	1,830,000	1,830,000
Basic and diluted net income per share, ordinary shares, non-redeemable	$0.03	$0.05	$0.06	$0.10

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	1,830,000	$183	$-	$(3,257,526)	$(3,257,343)
Transaction costs paid on behalf of the Company	-	-	223,891	-	223,891
Subsequent measurement of ordinary shares subject to possible redemption	-	-	(223,891)	(321,964)	(545,855)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	(125,000)	(125,000)
Net income	-	-	-	252,400	252,400
Balance as of March 31, 2026	1,830,000	$183	$-	$(3,452,090)	$(3,451,907)
Transaction costs paid on behalf of the Company	-	-	204,704	-	204,704
Subsequent measurement of ordinary shares subject to possible redemption	-	-	(204,704)	(129,735)	(334,439)
Extension funds attributable to ordinary shares subject to redemption	-	-	-	(375,000)	(375,000)
Net income	-	-	-	137,610	137,610
Balance as of June 30, 2026	1,830,000	$183	$-	$(3,819,215)	$(3,819,032)

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	1,830,000	$183	$-	$(1,542,300)	$(1,542,117)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(636,174)	(636,174)
Net income	-	-	-	404,677	404,677
Balance as of March 31, 2025	1,830,000	$183	$-	$(1,773,797)	$(1,773,614)
Transaction costs paid on behalf of the Company	-	-	154,377	-	154,377
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(640,013)	(640,013)
Net income	-	-	-	383,558	383,558
Balance as of June 30, 2025	1,830,000	$183	$154,377	$(2,030,252)	$(1,875,692)

The accompanying notes are an integral part of the unaudited financial statements.

CAYSON ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30, 2026	FOR THE SIX MONTHS ENDED JUNE 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$390,010	$788,235
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(880,294)	(1,276,187)
Changes in operating assets and liabilities:
Accrued expenses	437,985	151,961
Accrued offering costs	-	10,000
Prepaid expense	43,114	44,155

CASH USED IN OPERATING ACTIVITIES	(9,185)	(281,836)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from trust account in connection with redemption	27,536,646	-
Cash deposited into Trust account	(500,000)	-
CASH PROVIDED BY INVESTING ACTIVITIES	27,036,646	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made in relation to redemptions of ordinary shares	(27,536,646)	-
Promissory note – third party	500,000	-

CASH USED IN FINANCING ACTIVITIES	(27,036,646)	-

NET INCREASE (DECREASE) IN CASH	(9,185)	(281,836)
CASH AT BEGINNING OF THE PERIOD	63,670	465,254
CASH AT PERIOD END	$54,485	$183,418

Supplemental disclosure of cash flow information:
Contribution of transaction cost	$428,595	$154,377
Subsequent measurement of ordinary shares subject to possible redemption	$880,294	$1,276,187
Extension funds attributable to ordinary shares subject to redemption	$500,000	$-

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

The Company’s sponsors are Yawei Cao and Cayson Holding LP, a Delaware limited partnership (the “Sponsors”). As of June 30, 2026, the Company had not commenced any operations. All activity for the period from May 27, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and identifying a target company for our initial Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Proposed Business Combination

The Company has entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 11, 2025 and amended on September 11, 2025, April 14, 2026 and June 24, 2026, by and among the Company, Mango Financial Group Limited, a Cayman Islands exempted company ( “Mango Group” or “MFG”), North Water Investment Group Holdings Limited (“North Water”), the parent company of Mango Financial Limited (“Mango Financial”), and Mango Temp Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Mango Group (“Merger Sub”). Each of the foregoing parties is referred to herein as a “Party” and collectively as the “Parties”.

Pursuant to the Agreement, upon the closing of the transactions contemplated by the Merger Agreement, the Company will become a wholly owned subsidiary of Mango Group, which will become the parent company of Mango Financial.

Extension of Time to Consummate Business Combination

Effective as of September 17, 2025, Cayson Holding LP, one of the Company’s Sponsors, and Mango Financial loaned the Company an aggregate of $600,000. Such funds were deposited into escrow account managed by the Company’s trustee, Continental. On October 10, 2025, the Company’s trustee, deposited $600,000 into the Trust Account. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to December 23, 2025.

Effective as of December 17, 2025, Mango Financial loaned the Company an aggregate of $600,000. On December 23, 2025, such funds were deposited into the Trust Account. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from December 23, 2025 to March 23, 2026.

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

Effective as of March 18, 2026, Mango Financial agreed to lend the Company an aggregate of $750,000. $625,000 of such amount has been loaned to the Company and the Company deposited such amounts into the trust account established by the Company in connection with its initial public offering pursuant to the Company’s Amended and Restated Memorandum and Articles of Association and trust agreement, as amended, governing the trust account in order to extend the time that the Company has to consummate an initial business combination (a “Business Combination”) as described below. The loans are evidenced by a promissory note (the “Note”) issued by the Company to Mango Financial. The Note bears no interest and is repayable in full upon consummation of a Business Combination. On each of March 19, 2026, April 22, 2026, May 21, 2026, June 23, 2026 and July 22, 2026 , $125,000 was deposited into the trust Account, extending in monthly increments the deadline from March 23, 2026 to August 23, 2026.

Going Concern Consideration

As of June 30, 2026, the Company had $54,485 in its operating bank account and a working capital deficit of $1,719,032. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025 included the Company’s Annual Report on Form 10-K, as filed with the SEC on March 24, 2026. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had cash of $54,485 and $63,670, respectively.

Cash and investments held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $38,331,573 and $64,487,925, respectively, in cash and investments held in the Trust Account comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on cash and investments held in the Trust Account are included in interest earned on cash and investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2026, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2026 and December 31, 2025, $0 was uninsured.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income (loss) per share of ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary share outstanding for the period. Remeasurement of carrying value to redemption value of redeemable shares of ordinary share is excluded from income (loss) per share as the redemption value approximates fair value.

For the three and six months ended June 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The net income per share presented in the statement of operations is based on the following:

	Three months ended June 30, 2026		Three months ended June 30, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income per share:

Numerators:
Allocation of net Income including accretion of temporary equity	$89,989	$47,621	$293,914	$89,644
Allocation of net income	$89,989	$47,621	$293,914	$89,644

Denominators:
Weighted-average shares outstanding	3,458,092	1,830,000	6,000,000	1,830,000
Basic and diluted net income per share	$0.03	$0.03	$0.05	$0.05

	Six months ended June 30, 2026		Six months ended June 30, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income per share:

Numerators:
Allocation of net Income including accretion of temporary equity	$278,936	$111,074	$604,011	$184,224
Allocation of net income	$278,936	$111,074	$604,011	$184,224

Denominators:
Weighted-average shares outstanding	4,595,631	1,830,000	6,000,000	1,830,000
Basic and diluted net income per share	$0.06	$0.06	$0.10	$0.10

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in trust account	$38,331,573	$38,331,573	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in trust account	$64,487,925	$64,487,925	$—	$—

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption in an amount of $38,331,573 and $64,487,925, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid-in capital has no outstanding balance at the period end.

As of June 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Ordinary shares subject to possible redemption, as of December 31, 2024	$60,752,079

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	2,535,846
Extension funds attributable to ordinary shares subject to redemption	1,200,000
Ordinary shares subject to possible redemption, as of December 31, 2025	$64,487,925
Less:
Redemption of ordinary shares (2,541,908 shares redeemed at approx. $10.83 per share on 3/23/2026)	(27,536,646)

Plus:
Subsequent measurement of ordinary shares subject to possible redemption	880,294
Extension funds attributable to ordinary shares subject to redemption	500,000
Ordinary shares subject to possible redemption, as of June 30, 2026	$38,331,573

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

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

On September 9, 2025, Cayson Holding LP, one of the Sponsors, issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate amount of $300,000 (the “Extension Note”). The Extension Note is non-interest bearing and is repayable in full upon consummation of a Business Combination. The proceeds from the Extension Note were deposited into escrow account managed by the Company’s trustee, Continental. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to December 23, 2025. As of June 30, 2026 and December 31, 2025, $300,000 was outstanding under the Extension Note.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from May 27, 2024 (inception) through September 23, 2024, the Sponsors had paid $261,317 on behalf of the Company. On September 23, 2024, the Company repaid $286,317 out of the offering proceeds held in trust account, resulting in a $25,000 due from the sponsor as of September 23, 2024. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of June 30, 2026 and December 31, 2025, there was no outstanding balance due to the related party.

Due from Related Party

At the closing of the Initial Public Offering, $25,000 was over funded to the Sponsor for the repayment of amounts due to related party as described above. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of June 30, 2026 and December 31, 2025, there was no outstanding balance due from the related party.

Consulting Services Agreement

The Company engaged TenX Global Capital LP (“TenX”) as a related party consultant in connection with the formation and initial public offering. During the period from May 27, 2024 (inception) through December 31, 2025, $150,000 has been paid through sponsor as deferred offering costs for these services. As of June 30, 2026 and December 31, 2025, no amounts remain outstanding.

Administration Fee

Commencing on September 19, 2024, the date the Company’s ordinary shares are first listed on the Nasdaq, one of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. As of June 30, 2026 and December 31, 2025, an administration fee of $74,000 and $14,000 has been accrued to accrued expenses, respectively.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with its search for and consummation of a Business Combination, the Sponsors, its affiliates or any of the Company’s officers and directors may but are not obligated to, loan to the Company funds as the Company may require, of which up to $1,500,000 of such loans may be convertible into private placement-equivalent units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. As of June 30, 2026 and December 31, 2025, the Company has not incurred any such loans.

NOTE 6 - PROMISSORY NOTE FROM A THIRD PARTY

On September 9, 2025, Mango Financial, the party that entered into the Merger Agreement with the Company (see Note 1- Organization and Business Operations - Proposed Business Combination), issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate principal amount of $300,000 (the “Mango Extension Note 1”). The Mango Extension Note is non-interest bearing and is payable in full upon consummation of a Business Combination. The proceeds from the Mango Extension Note were deposited into the Trust Account managed by the Company’s trustee, Continental. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to December 23, 2025. As of June 30, 2026, $300,000 was outstanding under the Mango Extension Note.

On December 17, 2025, Mango Financial issued a second unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate principal amount of $600,000 (the “Mango Extension Note 2”). The Mango Extension Note 2 is non-interest bearing and is payable in full upon consummation of a Business Combination. The proceeds from the Mango Extension Note 2 were deposited into Trust Account on December 23, 2025, and were used to extend the period of time the Company has to consummate a Business Combination from December 23, 2025 to March 23, 2026. As of June 30, 2026 and December 31, 2025, $600,000 was outstanding under the Mango Extension Note 2.

On March 18, 2026, Mango Financial issued a third unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate principal amount of $750,000 (the “Mango Extension Note 3”). The Mango Extension Note 3 is non-interest bearing and is payable in full upon consummation of a Business Combination. The first $125,000 of such amount from the Mango Extension Note 3 were deposited into Trust Account on March 19, 2026, and were used to extend the period of time the Company has to consummate a Business Combination from March 23, 2026 to April 23, 2026. The second $125,000 was deposited into Trust Account on April 22, 2026, and was used to extend such period from April 23, 2026 to May 23, 2026. The third $125,000 was deposited into Trust Account on May 21, 2026, and was used to extend such period from May 23, 2026 to June 23, 2026. The fourth $125,000 was deposited into Trust Account on June 23, 2026, and was used to extend such period from June 23, 2026 to July 23, 2026.  The fifth $125,000 was deposited into Trust Account on July 22, 2026, and was used to extend such period from July 23, 2026 to August 23, 2026. As of June 30, 2026, $500,000 was outstanding under the Mango Extension Note 3.

As of June 30, 2026 and December 31, 2025, the total amount due was $1,400,000 and $900,000 respectively.

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 1,830,000 ordinary shares issued and outstanding (excluding 3,458,092 and 6,000,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively), consisting of 1,500,000 Founder Shares, 100,000 EBC Founder Shares, and 230,000 Private Placement Units. (See Note 4 and Note 5 for further details).

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

During the six months ended June 30, 2026, MFG paid $428,595 of the Company’s transaction expenses directly on our behalf for which there is no obligation of repayment, and are recognized as capital contributions to the Company.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company identified the following subsequent event that is required disclosure in the financial statements:

On July 22, 2026, $125,000 was deposited into the Trust Account to extend the deadline from July 23, 2026 to August 23, 2026.

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

On July 11, 2025, we entered into an Agreement and Plan of Merger (as amended on September 11, 2025, April 14, 2026 and June 24, 2026, the “Merger Agreement”) with Mango Financial Group Limited, a Cayman Islands exempted company (“Mango Group”), North Water Investment Group Holdings Limited (“North Water”), the parent company of Mango Financial Limited, and Mango Temp Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of Mango Group (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease, and the Company will be the surviving corporation and will continue as a wholly-owned subsidiary of Mango Group (the “Merger”). For additional information regarding Mango Group, the Merger Agreement and the transactions contemplated thereby, see our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through June 30, 2026 were organizational activities, those necessary to prepare for the IPO described below and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and investments held in trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2026, we had a net income of $137,610, which consists of loss of $197,381 derived from formation and operating costs offset by interest earned on cash and investments held in Trust Account of $334,439 and bank interest income of $552.

For the three months ended June 30, 2025, we had a net income of $383,558, which consists of loss of $259,113 derived from formation and operating costs offset by interest earned on cash and investments held in Trust Account of $640,013 and bank interest income of $2,658.

For the six months ended June 30, 2026, we had a net income of $390,010, which consists of loss of $491,599 derived from formation and operating costs offset by interest earned on cash and investments held in Trust Account of $880,294 and bank interest income of $1,315.

For the six months ended June 30, 2025, we had a net income of $788,235, which consists of loss of $494,912 derived from formation and operating costs offset by interest earned on cash and investments held in Trust Account of $1,276,187 and bank interest income of $6,960.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, our cash was $54,485.

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

For the six months ended June 30, 2026, cash used in operating activities was $9,185. Net income of $390,010 was adjusted by interest earned on cash and investments held in the Trust Account of $880,294. Changes in operating assets and liabilities provided $481,099 of cash for operating activities.

For the six months ended June 30, 2026, cash provided by investing activities was $27,036,646, which represents the cash withdrawn from trust account in connection with redemption, offset by the extension payments deposited into the Trust account, in connection with the Company’s extension of the deadline to consummate a Business Combination. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account.

For the six months ended June 30, 2026, cash used in financing activities was $27,036,646, consisting of payment of $27,536,646 made in relation to redemption of ordinary shares and proceeds of $500,000 from promissory notes.

As of June 30, 2026, we had cash and investments held in the Trust Account of $38,331,573. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had a cash balance of $54,485 held outside the Trust Account and working capital deficit of $1,719,032. We intend to use the funds held outside the Trust Account primarily to pay existing accounts payable, identify and evaluate target business combination candidates, perform business due diligence on prospective target businesses, pay for travel expenditures to plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay for directors and officers liability insurance premiums.

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

On September 9, 2025, Cayson Holding LP, one of the Sponsors, issued an unsecured promissory note to the Company, pursuant to which the Company borrowed an aggregate amount of $300,000 (the “Extension Note”). The Extension Note is non-interest bearing and are repayable in full upon consummation of a Business Combination. The proceeds from the Extension Note were deposited into escrow account managed by the Company’s trustee, Continental. Such funds are subject to possible redemption by the Company’s public shareholders in accordance with the terms of the Trust Account, and were used to extend the period of time the Company has to consummate a Business Combination from September 23, 2025 to December 23, 2025. As of June 30, 2026, $300,000 was outstanding under the Extension Note.

Due to Related Party

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from May 27, 2024 (inception) through September 23, 2024, the Sponsors had paid $261,317 on behalf of the Company. On September 23, 2024, the Company repaid $286,317 out of the offering proceeds held in trust account, resulting in a $25,000 due from the sponsor as of September 23, 2024. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of June 30, 2026 and December 31, 2025, there is no outstanding balance due to the related party.

Due from Related Party

At the closing of the IPO, $25,000 was over funded to the Sponsor for the repayment of amounts due to related party as described above. On September 26, 2024, the Sponsor initiated the wire to return the $25,000 to the Company. As of June 30, 2026 and December 31, 2025, there is no outstanding balance due from the related party.

Consulting Services Agreement

The Company engaged TenX Global Capital LP as a related party consultant in connection with the formation and initial public offering. During the period from May 27, 2024 (inception) through December 31, 2024, $150,000 has been paid through sponsor as deferred offering costs for these services. As of June 30, 2026 and December 31, 2025, no amounts remain outstanding.

Administration Fee

Commencing on September 19, 2024, one of the Sponsors will be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. As of June 30, 2026 and December 31, 2025, an administration fee of $74,000 and $14,000 has been accrued to accrued expenses, respectively.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with its search for and consummation of a Business Combination, the Sponsors, its affiliates or any of the Company’s officers and directors may but are not obligated to, loan to the Company funds as the Company may require, of which up to $1,500,000 of such loans may be convertible into private placement-equivalent units (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. As of June 30, 2026 and December 31, 2025, the Company has not incurred any such loans.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective at a reasonable assurance level, due to the material weaknesses in our internal controls as a result of the lack of segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Effective as of March 18, 2026, Mango Financial agreed to lend to the Company an aggregate of $750,000. $625,000 of such amount was loaned to the Company and the Company deposited such amounts into the trust account in order to extend the time that the Company has to consummate an initial business combination as described above.

For a description of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5 – Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Amendment to Merger Agreement (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated June 24, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

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

CAYSON ACQUISITION CORP

Dated: August 7, 2026	By.	/s/ Yawei Cao
Yawei Cao
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2026	By.	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

